Form 10QSB
period 1995-09-30
ELECTRIC M & R INC
filed 1995-10-25
CIK 16218

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549




                                  FORM  10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995, Commission file number
0-4939


                                ELECTRIC M & R INC
                 (Name of small business issuer in its charter)

        Delaware                                               25-1197808
  (State or other jurisdiction of                      (I. R. S. Employer
  incorporation or organization)                       Identification No.)

                        2025 Milford Drive, Bethel Park,
                     Allegheny County, Pennsylvania   15102
                    (address of principal executive offices)


Issuer's Telephone Number:                                412-831-6101

        Securities registered under section 12 (b) of the Exchange Act:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                         Common Stock, $1.00 Par Value
                                (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                         Yes_____X_____ No___________


Registrant has one class of common stock as of September 30, 1995, the close of the period covered by the report; 734,787 shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART I   -   Financial Information      Pages -  1-7
     PART II  -   Other Information          Pages -  8-11

                              ELECTRIC M & R INC.
                               TABLE OF CONTENTS
                               SEPTEMBER 30, 1995
                                   UNAUDITED

Part I     -    Financial Information

Balance Sheet             -September 30, 1995 and December 31, 1994.

Statement of Operations   -For the three months ended September 30,
                           1995 and 1994.
                           For the nine months ended September 30,
                           1995 and 1994.

Statement of Cash Flows   -For the three months ended September 30,
                           1995 and 1994.
                           For the nine months ended September 30,
                           1995 and 1994.

Notes to Financial Statements

Management's Discussion and Analysis



Part II  -  Other Information

     Item 1   -   Legal Proceedings
     Item 2   -   Not Applicable
     Item 3   -   Not Applicable
     Item 4   -   Not Applicable
     Item 5   -   Not Applicable
     Item 6   -   Exhibits and Report of Form 8-K

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                       SEPT. 30, 1995  DEC. 31, 1994

Current Assets
    Cash and Cash Equivalents                   $9,264            $7,463
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $9,000          225,032           434,001
    Inventories-See Number 2                   835,596           867,690
    Note Receivable-Current                      3,671            53,320
    Other Current Assets                        25,346            43,736
                                            $1,098,909        $1,406,210

Property, Plant and Equipment
    Land                                        22,484            22,484
    Buildings                                  787,935           786,051
    Machinery and Equipment                  1,405,132         1,367,939
    Furniture and Fixtures                     190,927           188,848
                                            $2,406,478        $2,365,322
    Less:  Accumulated Depreciation        (2,056,196)       (2,013,209)
                                               350,282           352,113

Other Assets
    Mortgages Receivable                           -0-               -0-
    Assets Held For Resale                     837,721           915,338
                                               837,721           915,338
                                            $2,286,912        $2,673,661

LIABILITIES & SHAREHOLDERS' EQUITY
    Current Portion of Long Term Debt          $20,950           $20,950
    Notes Payable-Related Parties            1,255,788         1,281,104
    Accounts Payable                           214,609           425,738
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes          27,151            15,745
    Interest-Related Parties                 1,154,405         1,174,074
Other:
    Land Deposits                                  -0-               -0-
    Income Tax Payable                             -0-               -0-
                                            $2,672,903        $2,917,611

Long Term Debt                                  34,090            26,649

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding        734,787           734,787
    Additional Paid in Capital               1,486,440         1,486,440
    Accumulated Deficit                    (2,641,308)       (2,491,826)
                                             (420,081)         (270,599)
                                            $2,286,912        $2,673,661

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 & 1994
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 3 MONTHS ENDED SEPTEMBER 30,

                                                       1995       1994

REVENUES
    Net Sales-Manufacturing                  $668,288          $883,889
    Other Income                             (13,949)            31,481
                                             $654,339          $915,370

COST AND EXPENSES
    Cost of Products Sold Manufacturing      $505,560          $713,668
    Cost of Real Estate Sold                    1,260               -0-
    Selling, General and Administrative       117,059           112,095
    Interest Expense                           33,852            25,078
Total Cost and Expenses                      $657,731          $850,841

PROVISION FOR INCOME TAX
    Income Tax                                   $-0-              $-0-
                                                 $-0-              $-0-

NET INCOME (LOSS)                            $(3,392)           $64,529

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                         $(.00)              $.09


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the three months ended September 30, 1995 and 1994, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 2                ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 & 1994
                                   UNAUDITED

PROFIT AND LOSS INFORMATION   FOR THE 9 MONTHS ENDED SEPTEMBER 30,

                                                      1995         1994

REVENUES
    Net Sales-Manufacturing                $1,994,674        $2,780,359
    Other Income                              (3,632)            81,319
                                           $1,991,042        $2,861,678

COST AND EXPENSES
    Cost of Products Sold Manufacturing    $1,672,019        $2,247,438
    Cost of Real Estate Sold                    5,040               -0-
    Selling, General and Administrative       361,653           372,835
    Interest Expense                          101,816            72,314
Total Cost and Expenses                    $2,140,528        $2,692,587

PROVISION FOR INCOME TAX
    INCOME TAX                                   $-0-              $-0-
                                                 $-0-              $-0-

NET INCOME(LOSS)                           $(149,486)          $169,091

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                         $(.20)              $.23

                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the nine months ended September 30, 1995 and 1994 are based upon the weighted average number of shares which were 734,787 and 734,787 respectively.

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

            FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                        1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers             $700,860          $832,839
    Cash Paid to Suppliers and Employees    (550,162)         (757,146)
    Interest Received                             -0-               -0-
    Interest Paid                            (59,622)          (11,078)
    Income Tax                                    -0-           (4,367)
    Net Cash Provided by Operating
     Activities                               $91,076           $60,248

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate          $2,000              $-0-
    Payments for Capital Expenditures        (27,588)           (6,401)
    Net Cash Used By Investing Activities   $(25,588)          $(6,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings       $23,000              $-0-
    Principal Payments on Notes Payable      (85,025)          (20,000)
    Net Cash Provided (Used) by
      Financing Activities                  $(62,025)         $(20,000)
Net Increase (Decrease) in Cash and
    Cash Equivalents                           $3,463           $33,847

Cash and Cash Equivalents at Beginning
    of Period                                   5,801           (4,241)

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $9,264           $29,606

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                   $(3,392)           $64,530
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                        11,872          (82,531)
    Notes Receivable                           34,649               -0-
    Other Current Assets                     (64,708)          (10,405)

    Increase (Decrease) in:
    Accounts Payable                          111,273            71,745
    Accrued Expenses                         (15,726)             4,741
    Depreciation Expenses                      17,108            12,168
    Loss on Sale of Real Estate                   -0-               -0-

Net Cash Provided (Used) by Operating
     Activities                               $91,076           $60,248

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                     1995               1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers           $2,252,473        $2,679,238
    Cash Paid to Suppliers and Employees  (2,144,964)       (2,573,913)
    Interest Received                             -0-               -0-
    Interest Paid                           (121,485)          (15,619)
    Income Tax                                    -0-          (56,939)
    Net Cash Provided by Operating
     Activities                             $(13,976)           $32,767

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate         $71,764               -0-
    Payments for Capital Expenditures        (41,156)          (99,147)
    Net Cash Used by Investing Activities     $30,608         $(99,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings      $143,000           $57,000
    Principal Payments on Notes Payable     (157,831)               -0-
    Net Cash Provided (Used) by
      Financing Activities                  $(14,831)           $57,000
Net Increase (Decrease) in Cash and
    Cash Equivalents                           $1,801          $(9,380)

Cash and Cash Equivalents at
     Beginning of Period                       $7,463           $38,986

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $9,264           $29,606

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                 $(149,486)          $169,092
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                       208,969         (182,440)
    Notes Receivable                           49,649               -0-
    Other Current Assets                       50,484           (5,229)

    Increase (Decrease) in:
    Accounts Payable                        (211,129)            28,895
    Accrued Expenses                          (8,263)          (14,056)
    Depreciation Expenses                      42,987            36,505
    Loss on Sale of Real Estate                 2,813               -0-
Net Cash Provided (Used) by Operating
     Activities                             $(13,976)           $32,767






Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

    1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash and Cash Equivalents-The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

          Property, Plant and Equipment - The cost of the assets is depreciated using the straight-line and accelerated methods over
      their estimated useful lives for financial statements     and tax
      return purposes.

2.                                                                   INVENTORIES

          Inventories consist of the following for 1995 and 1994:

         Raw Materials   $447,943        $471,519
         Work in Progress 154,262         197,443
         Finished Goods   233,391         198,728
                         $835,596        $867,690

3.    NOTES PAYABLE

      Demand notes payable to related parties in the amounts of    $1,255,788
      and $1,281,104 at Sept.30, 1995 and December 31, 1994, respectively, consist of amounts due officer-shareholders of the Company, and entities under their control. These notes and amounts bear interest at prime (8.5% at December 31, 1994) plus 1% with the exception of a $60,000 note payable to an officer-shareholder at 10%, and a $20,000 notes payable to an officer-shareholder at 8%. Accrued interest on these notes was $1,154,405 and $1,174,074 at Sept.30, 1995 and
      December 31, 1994 respectively.

4.    RELATED PARTY TRANSACTIONS

      During 1994 and 1993 the Company charged an affiliated    Company owned
      by an officer approximately $9,800 and $9,300 respectively, for administrative and management services. These amounts are included in other income.

      In addition, interest expense for the periods ended Sept.30,   1995 and
      December 31, 1994, pertaining to notes payable to related parties, amounted to approximately $80,000 and $104,000, respectively.

Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

5.    ASSETS HELD FOR SALE

      The Company owns land in Puerto Rico that is being actively offered for sale. This land is recorded at the Company's cost, $577,821 and $582,861 at Sept.30, 1995 and December 31, 1994, respectively, which is estimated to be less than net realizable value.

6.    INCOME TAXES

      Significant components of income tax expense from continuing operations consist of the following at September 30, 1995:

                                      Current - State                 ($3,651)

      For Federal income tax reporting purpose, the Company has available approximately $2,407,000 of net operating loss carry forwards as of December 31, 1994. If unused, these will expire in varying amounts beginning in 1997 through 2006.

7.    LITIGATION

      On June 21, 1990, the Company was awarded damages of $1,009,000 from a former employee of the Company and his related entities. The judgement was the result of a long-standing suit by the Company against the former employee and his related entities. The
      Company is currently involved in several related lawsuits in order to collect the judgement. In 1992, the Company received $171,000 as settlement in a lawsuit with a financial institution related to the lawsuit against the former employee. The net proceeds were used to reduce a receivable in the amount of $44,016 with the remaining $126,984 recorded as income in 1992. The Company used the proceeds to purchase three first mortgages from the financial institution secured by three rental properties. The mortgagee of each of these properties was the former employee. The mortgagee defaulted payments on all the mortgages. The Company took possession of these properties during 1994. The properties are being carried at their net realizable value as an asset held for sale.

8.   COMMON STOCK

     Common stock has a stated value of $l per share. There are 2,000,000 shares authorized, and 734,787 shares issued and outstanding at September 30, 1995 and December 31, 1994.

Part 1, Item 5


                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


MANAGEMENT'S DISCUSSION AND ANALYSIS

     Revenues for the nine months ended September 30, 1995 were $1,991,042 compared to $2,861,678 for the same period in 1994. This represents a decrease in Revenues of ($870,636).

     Selling, general and administrative expenses for the quarter ended Sept.30, 1995 increased by approximately $4,964 from the previous year. Gross margin was comparable. This resulted in net income of ($149,486) for the nine months ended September 30, 1995, compared to $169,091 for the 1994 period.

     This is a decrease of $318,577.

     Management expects operating results of the Company will continue to improve during 1995, principally through increased sales volume.

     At Sept.30, 1995, the Company had negative working capital of approximately ($1,574,000). This is caused principally by amounts owed to related parties in excess of $2.4 million. The related parties continue to provide favorable financial assistance to the company.

                              ELECTRIC M & R INC.
                               OTHER INFORMATION
           FOR THE PERIODS ENDED SEPT.30, 1995 AND DECEMBER 31, 1994

LEGAL PROCEEDINGS

     There have been no significant changes in the Company's legal proceedings during the nine months ended September 30, 1995.

EXHIBITS AND REPORT OF FORM 8-K

     No event occurred that required the registrant to file form 8-K during the nine months ended September 30, 1995.



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Electric M & R Inc.
                                        Registrant


DATE
                               GRETCHEN OSWALD
                               PRESIDENT



DATE
                               CHARLES R. BERKEYBILE
                               TREASURER