Form 10KSB
period 1995-12-31
ELECTRIC M & R INC
filed 1996-03-29
CIK 16218

ELECTRIC M & R INC.
                       FORM 10-KSB AND ANNUAL REPORT
                             DECEMBER 31, 1995

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
            Annual Report Pursuant Under Section 13 or 15(d) of
                    The Securities Exchange Act of 1934