Form 10KSB
period 1995-12-31
ELECTRIC M & R INC
filed 1996-03-29
CIK 16218

ELECTRIC M & R INC.
                       FORM 10-KSB AND ANNUAL REPORT
                             DECEMBER 31, 1995

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
            Annual Report Pursuant Under Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1995
                      Commission file number 0-4939
                          Electric M & R Inc.
               (Name of small business issuer in its charter)

      Delaware                       25-1197808
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)       Identification No.)

                      2025 Milford Drive, Bethel Park,
                   Allegheny County, Pennsylvania  15102
                 (Address of principal executive offices)

Issuer's telephone number:  412-831-6101

   Securities registered under section 12(b) of the Exchange Act:
                                   None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, $1.00 Par Value
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's net sales for its most recent fiscal year were $2,477,229.

The aggregate market value of the voting common stock held by nonaffiliates as of December 31, 1995 was not determinable because there is insufficient market transaction data.

Registrant has one class of common stock as of December 31, 1995, the close of the period covered by this report; 734,787 shares were outstanding.
                    DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the year ended December 31, 1995:

  Part I   -    Items 1 and 3

  Part II  -    Items 5-7, except for the approximate number of
                holders of common stock securities of the Registrant at December 31, 1995 which was 4229.

  Part III -    Items 9-12

                                  PART I

Item 1.   DESCRIPTION OF BUSINESS

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the headings "Narrative Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 2.   PROPERTIES

The principal plants and other physically important properties of Registrant are as follows:

  A. A 30,000 square foot one-story brick and steel manufacturing plant placed in service in 1956 in Bethel Park, Pennsylvania, owned in fee simple. This plant is used for the manufacture and repair of electric motors and related equipment and is presently being used at approximately fifty-five (55) percent of its capacity.

  B. An 88,000 square foot one-story brick and steel manufacturing plant placed in service in 1968 in Irwin, Pennsylvania, owned in fee simple. This plant is used primarily for the production of electric lighting products and is presently being used at approximately forty (40) percent of its capacity.

  C. A tract of land presently containing approximately 89 acres located in Luquillo, Puerto Rico, owned in fee simple. This property is classified as assets held for sale.

  D. A 2,500 square foot single floor brick office building in Bethel Park, Pennsylvania. This building was purchased in 1994 and is used for executive and administrative offices of the Registrant. The balance of the mortgage payable is $26,649 at December 31, 1995.

  E. In 1994, the Registrant took possession of rental properties resulting from foreclosure action against the mortgagee. These properties were sold in 1995 and 1996.

The Registrant believes that the facilities are sufficient for its existing activities and potential growth.

Item 3.   LEGAL PROCEEDINGS

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Litigation," (see Note 9 to the financial statements) is incorporated herein by reference.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                  PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Market and Dividend Information" is incorporated herein by reference.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference.

Item 7.   FINANCIAL STATEMENTS

  Financial Statements

  The financial statements and related notes and the Report of Independent Accountants contained in the Registrant's Annual
  Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Directors and Executive Officers of the Registrant," is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Remuneration and Other Transactions with Management since January 1, 1995," is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Security Ownership of Certain Beneficial Owners and
Management," is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, under the heading "Remuneration and Other Transactions with Management since January 1, 1995," is incorporated herein by reference.

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT
          ON FORM 8-K

(a)   Financial Statements

  The following financial statements of Electric M & R Inc. are included in Part II, Item 7:

      Report of Independent Accountants relating to the financial statements for 1995 and 1994.

          Balance Sheets - December 31, 1995 and 1994.

          Statements of Operations and Accumulated Deficit for the Years Ended December 31, 1995 and 1994.

          Statements of Cash Flows for the Years Ended December
          31, 1995 and 1994.

          Notes to Financial Statements

  Exhibits

  (13)    Annual Report to Security Holders for the year ended
          December 31, 1995.

(b)   Report on Form 8-K
  There were no reports on Form 8-K which were required to be filed during the period October 1, 1995 to December 31, 1995.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ELECTRIC M & R INC.


                                    By /s/ V. E. Oswald
                                    V. E. Oswald
                                    Chairman of the Board
                                    Director


                                    By /s/ Raymond F. Croushore
                                    Raymond Croushore
                                    Treasurer (Principal
                                    Accounting Officer)
                                    Director

Date: March 27, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 27, 1996                By /s/ Gretchen Oswald
                                         Gretchen Oswald
                                         Director


Date:  March 27, 1996               By /s/ Richard MacQuown
                                         Richard MacQuown
                                         Director






Date:  March 27, 1996                By /s/ Fred Jacobs
                                          Fred Jacobs
                                          Director

                                   1995

                               ANNUAL REPORT

                                 DIRECTORS

                               V. E. OSWALD
      Chairman of the Board of Directors of Electric M & R Inc.
                                Since 1969

                             GRETCHEN OSWALD
      President, Chief Executive Officer of Electric M & R Inc.
                                Since 1982

                                FRED JACOBS
                   Vice President of Electric M & R Inc.
                                Since 1991

                           Raymond F. Croushore
              Treasurer and Secretary of Electric M & R Inc.
                                Since 1995

                             RICHARD MacQUOWN
              President, Tomsett Consulting Associates, Inc.
                                Since 1984

                                 OFFICERS

                               V. E. OSWALD
                    Chairman of the Board of Directors

                              GRETCHEN OSWALD
                    President, Chief Executive Officer

                                FRED JACOBS
                              Vice President

                           RAYMOND F. CROUSHORE
                          Treasurer and Secretary

                              GENERAL COUNSEL

                         GREENFIELD AND ASSOCIATES
                             1035 Fifth Avenue
                           Pittsburgh, PA  15219

                              TRANSFER AGENT

                            ELECTRIC M & R INC.
                            2025 Milford Drive
                               P.O. Box 326
                          Bethel Park, PA  15102

                            ELECTRIC M & R INC.
                                 DIVISIONS

                       PITTSBURGH REFLECTOR DIVISION
            ELECTRIC MANUFACTURING AND REPAIR COMPANY DIVISION MANAGEMENT'S STATEMENT REGARDING SUMMARY OF OPERATIONS


Electric M & R Inc. has two (2) operating divisions:

 1. Pittsburgh Reflector Company - Manufacture and sales of electric lighting fixtures

 2. Electric Manufacturing & Repair Company - Manufacture and repair of electric motors and related equipment

                      MARKET AND DIVIDEND INFORMATION

                       Sales Prices of Common Shares

                 1995                            1994
         (From "National Quotation        (From "National
                                          Quotation
                 Bureau Incorporated")    Bureau Incorporated")

Quarter  Bid     Ask      Dividend       Bid    Ask      Dividend
First    N/A     N/A      None           N/A    N/A      None
Second   .750    N/A      None           .250   N/A      None
Third    .375    N/A      None           .500   N/A      None
Fourth   .375    N/A      None           .500   N/A      None

 A copy of SEC Form 10-KSB will be sent free of charge to the shareholders upon written request addressed to the Secretary, or the Corporation: 2025 Milford Drive, P.O. Box 326, Bethel
 Park, Pennsylvania  15102-0326.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(A) The principal holder of securities of Registrant as of February 28, 1996 was:

                      Title of   Type of     Amount    Percent
 Name and Address      Class    Ownership    Owned    of Class

 Gretchen Oswald       Common    Of record  396,952    54.02%
 2025 Milford Drive     stock
 Bethel Park, PA  15102


(B) Equity securities owned directly or indirectly by directors and officers of Registrant as a group were as follows:

 Title of Class         Amount Owned      Percent of Class

 Common Stock             396,952           54.02%

                     NARRATIVE DESCRIPTION OF BUSINESS


The Company was incorporated in Delaware in June, 1968.

Business done and intended to be done:

 The principal markets for electrical lighting fixtures are firms engaged in the installation of electrical fixtures in construction projects and firms installing new or replacement electrical fixtures in their own facilities.

 The principal market for electric motors and related services is industry in the Western Pennsylvania area.

 The market for the Registrant's investment in real estate is in Luquillo, Puerto Rico and Irwin, Pennsylvania.

 The sale of the Registrant's products, except real estate, is conducted by direct retail sales to manufacturers or sales to distributors. Real estate sales are conducted by agents of the Registrant.

 There have been no significant changes in the kinds of products or services rendered or in markets or methods of distribution since the beginning of Registrant's fiscal year.

 The sources and availability of raw material essential to Registrant's business are not significant factors; however, the profitability of Registrant's manufacture, remanufacture, repair and sale of coils, lighting products, transformers, electric motors and similar equipment is affected by the price of materials.

 Patents, licenses, franchises and concessions are not significant factors to Registrant's business. Also, none of the Registrant's segments are significantly seasonal.

 There are three significant customers of the Company's Electrical Lighting Products Division and one significant customer of the Company's Electrical Motor Repair Division. These customers accounted for approximately 90% and 10% of the net revenue of each respective division and 58% of the Company's total net sales. All significant customers are independent of the Registrant. See note 14 to the Registrant's financial statements.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Liquidity

Management expects cash flow to be restrictive over the next few years as available cash will be used to liquidate the notes payable and accrued interest owed by the Registrant. Major factors affecting the Registrant's liquidity include the following:

1. At the present time, related parties, which are owed in excess of $2.1 million in notes payable and accrued interest, have not charged the Registrant interest on the portion of the liability representing accrued interest.

2.   The Registrant has an available line of credit with Dollar
     Bank for $150,000 with annual interest at the bank's prime rate plus 1-1/2%. As of December 31, 1995, $91,000 had been borrowed on the line of credit.

3. The Registrant continues to actively attempt to sell its property in Puerto Rico. Management believes the property to have a value in excess of two million dollars, but recognizes that achieving this value will require additional time and effort which may be extended and substantial.

4. The Company also sold property in Irwin, Pennsylvania during 1995 and 1996 with proceeds totalling approximately
     $300,000.

Capital Resources

There are no commitments for any major capital expenditures at December 31, 1995.

Net Sales

The 1995 manufacturing sales of $2,477,000 reflect a decrease of $1,027,000 for the year. This decrease was primarily attributable to decreased volume of electrical lighting products sales due to a significant decrease from a major customer. The Registrant is actively pursuing alternative business areas and anticipates sales will remain constant in 1996.

Cost of Product Sold

The cost of raw material, labor and purchased services are stable, with the exception of normal inflationary increases.

Research and Development Expenses

There have been no significant research and development expenses during the last two fiscal years.

Selling, General and Administrative Expenses

The selling, general and administrative expenses, exclusive of attorney fees, are stable. Attorney fees decreased in 1995 by approximately $4,000.

Interest and Financing Expense

The interest rate on the notes payable to related parties is prime plus 1% as it was in years previous to 1995.

Net Earnings

The Company's ability to increase profitability is dependent on a number of factors. These include a recovery from the current industry recession, increased sales and the conclusion of litigation (as mentioned in Note 9 to the financial statements). The sale of the land held for sale would also have a positive effect on net earnings.

Business in General

Backlogs existing for the electrical lighting products were approximately $500,000 and $1,000,000 as of December 31, 1995 and December 31, 1994, respectively. A portion of such backlog must await release instructions from the purchaser and can be held for some time. However, all of the backlog can be delivered within the current fiscal year.

The manufacture and sale of electrical lighting products and the manufacture and repair of electric motors and similar equipment are highly competitive. Numerous larger companies with greater resources compete with the Registrant in the market for these products. Sales of lighting products are directly affected by the level of industrial and commercial construction. The Registrant's sales of land investment in Puerto Rico are affected by the general economic conditions of Puerto Rico.

Registrant employs approximately 25 employees relating to the manufacture and sale of electric lighting products and approximately 10 employees relating to the manufacture and repair of electric motors and similar equipment and the distribution of electrical products. There are not expected to be significant changes in the number of employees in 1996.

         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Fees are paid to non-employee directors at the rate of $100 per meeting.

The Board of Directors has no audit, nominating or compensation committees.

The Board of Directors held five meetings during the last fiscal year. None of the directors attended fewer than 70% of these meetings.

The following information is furnished with respect to each
director and executive officer:
                                       Shares
                                      Beneficially
Name and Position      Period         Owned as of    Percent
Presently Held         Served      February 28, 1996 of Class

Vincent E. Oswald      Director and             -0-     0.00%
Age 83                 Officer
Director, Chairman of Since January 9, 1969 the Board of the Company
(Father of Gretchen Oswald)

Gretchen Oswald        Director             396,952    54.02
Age 50                 Since April 18, 1982
Director, President    Chief Executive Officer
and Chief Executive    Since February 15, 1985
Officer of the Company
(Daughter of Vincent E. Oswald)

Fred Jacobs, Age 47    Director                 -0-     0.00
Director and Vice      and Officer
President of the       Since January 29, 1990
Company

Raymond F. Croushore   Director and Officer     -0-     0.00
Age 48                 Since December 27, 1995
Secretary and Treasurer
of the Company

Richard MacQuown       Director                 -0-     0.00
Age 76                 Since April 18, 1984
President of Tomsett
Consulting Associates, Inc.
            REMUNERATION AND OTHER TRANSACTIONS WITH MANAGEMENT
                           SINCE JANUARY 1, 1995




The following information is furnished with respect to the Chief Executive Officer and to each Director and Officer of the Company whose aggregate direct remuneration exceeded $100,000 for the fiscal year ended December 31, 1995 and with respect to all Directors and Officers of the Company as a Group. No Officer's or Director's aggregate direct remuneration exceeded $100,000.

   Capacities in      Name of Individual
Which Remuneration      or Number of     Aggregate Remuneration
      Received        Persons in Group    1995   1994    1993

President             Gretchen Oswald  $42,000  $42,000  $31,500

All Directors & Officers
As a Group                   (5)       $76,088 $112,300 $115,100

Shop Materials Company, a corporation in which all voting securities are owned by Vincent E. Oswald, received certain accounting services, office space, office staff, telephone, and management services from the Company and reimbursed the Company for such services.

In 1995, Shop Materials Company paid approximately $46,700 for such services. The Company believes that amounts received for such services and space are fair and reasonable and are as fair as amounts which would be received from non-affiliates for such services and space.

Gretchen Oswald has loaned the Company prior to December 31, 1995
$60,000 and $20,000 payable on demand with interest at 10% and 8%, respectively. There is no outstanding interest on these loans at December 31, 1995.

Vincent E. Oswald and Shop Materials Company have, from time to time prior to and including the fiscal year ended December 31, 1995, made various loans to the Company, payable upon demand with interest at the prime rate plus one (1%) percent. The present outstanding balance of such loans is $1,027,890. The terms of the loans are as favorable as the Company could have obtained from unrelated parties. The outstanding interest on the above loans to and including December 31, 1995 is $1,067,933.

Neither Mr. Oswald nor Shop Materials Company have charged the
Company interest on the accrued interest balance and have provided the Company flexibility in making payments on the interest.





                     REPORT OF INDEPENDENT ACCOUNTANTS


February 14, 1996



Board of Directors and Shareholders
Electric M & R, Inc.


We have audited the accompanying balance sheets of Electric M & R, Inc. as of December 31, 1995 and 1994, and the related statements of operations and accumulated deficit and cash flows for the years then ended, appearing on pages 10 through 19 of this Annual Report. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric M & R, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





McCRORY & McDOWELL LLC
Pittsburgh, Pennsylvania

                            ELECTRIC M & R, INC.
                                BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994



                                     ASSETS
                                             1995           1994
Current Assets
   Cash and Cash Equivalents            $  11,790   $      7,463
   Accounts Receivable - Net of
     Allowance for Doubtful Accounts
     of $4,300 and $9,000, Respectively   141,308        434,001
   Inventories                            870,361        867,690
   Note Receivable                          3,671         53,320
   Other Current Assets                    36,747         43,736
                                        1,063,877      1,406,210
Property, Plant and Equipment
   Land and Improvements                   22,484         22,484
   Buildings and Improvements             787,936        786,051
   Machinery and Equipment              1,402,388      1,367,939
   Furniture and Fixtures                 193,047        188,848
                                        2,405,855      2,365,322
   Less:  Accumulated Depreciation      2,059,538      2,013,209
                                          346,317        352,113

Other Assets
   Real Estate Held for Sale              789,439        915,338

TOTAL ASSETS                        $   2,199,633   $  2,673,661

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Notes Payable - Demand           $      91,000   $       -0-
   Current Portion of Long-Term Debt       29,866        20,950
   Accounts Payable                       183,247       425,738
   Accrued Expenses                        52,741        15,745
   Notes Payable - Related Parties      1,107,890     1,281,104
   Accrued Interest - Related Parties   1,067,933     1,174,074
                                        2,532,677     2,917,611

Long-Term Debt                             18,082        26,649

Shareholders' Deficit
   Common Stock                           734,787       734,787
   Additional Paid-In Capital           1,486,440     1,486,440
   Accumulated Deficit                 (2,572,353)   (2,491,826)
                                         (351,126)     (270,599)

TOTAL LIABILITIES AND
   SHAREHOLDERS' DEFICIT            $   2,199,633   $ 2,673,661

See accompanying notes.
                            ELECTRIC M & R, INC.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                             1995           1994

Net Sales                             $ 2,477,229    $ 3,503,817

Cost of Goods Sold                      2,089,074      3,079,016

Gross Profit                              388,155        424,801

Selling, General and Administrative       488,873        477,764

Operating Loss                           (100,718)       (52,963)

Other (Income) and Expense
   Interest Income                         (1,593)       (17,762)
   Other Income                           (68,321)       (32,307)
   Interest Expense                       131,484        106,981
   Sale of Land, Net of Costs and Expenses
   of $156,353 and $46,364, respectively (113,761)        16,363
   Gain from Mortgage Foreclosure             -0-       (141,384)
                                          (52,191)       (68,109)

Net Income (Loss) Before Provision
   for Income Taxes                       (48,527)        15,146
Provision for Income Taxes                 32,000          3,794

NET INCOME (LOSS)                     $   (80,527)   $    11,352


Net Income (Loss) Per Share
of Common Stock                            (.11)           .02



Number of Shares Used in
   Computing Earnings Per Share           734,787        734,787



Accumulated Deficit at
Beginning of Year                     $(2,491,826)   $(2,503,178)
Net Income (Loss)                         (80,527)        11,352

ACCUMULATED DEFICIT AT
  END OF YEAR                         $(2,572,353)   $(2,491,826)


See accompanying notes.
                            ELECTRIC M & R, INC.
                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               1995         1994
Cash Flows from Operating Activities
Net Income (Loss)                        $  (80,527)  $   11,352
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                             57,221       58,085
    Gain from Mortgage Foreclosure              -0-     (141,384)
    Net Loss (Gain) on Sale of Real
      Estate Held for Sale                 (113,761)      16,363
    (Increase) Decrease in:
        Accounts Receivable                 292,693      (52,044)
        Inventories                          (2,671)     105,256
        Other Current Assets                  6,989      (14,625)
    Increase (Decrease) in:
        Accounts Payable                   (242,491)     178,809
        Accrued Expenses                     36,996       (2,857)
        Accrued Interest - Related Parties (106,141)     (60,470)
        Income Taxes Payable                    -0-      (40,545)
                                           (151,692)      57,940

Cash Flows from Investing Activities
    Payments for Capital Expenditures       (28,425)    (112,387)
    Payments for Real Estate Held for Sale -0- (36,348) Net Proceeds from Sale of Real Estate
       Held for Sale                        239,660        2,537
    Collection of Notes Receivable           49,649        5,026
                                            260,884     (141,172)

Cash Flows from Financing Activities
    Proceeds from Additional Borrowings      91,000      181,000
    Principal Payments on Long-Term Debt    (22,651)     (14,651)
    Principal Payments on Notes Payable -
      Related Parties                      (173,214)    (114,640)
                                           (104,865)      51,709

Net Increase (Decrease) in Cash and
  Cash Equivalents                            4,327      (31,523)

Cash and Cash Equivalents at
  Beginning of Year                           7,463       38,986

Cash and Cash Equivalents at
  End of Year                          $     11,790   $    7,463


See accompanying notes.
                            ELECTRIC M & R, INC.
                      NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Inventories - Inventories are stated at the lower of cost
    (first-in, first-out method) or market.

    Property, Plant and Equipment - The cost of the assets is depreciated using straight-line and accelerated methods over their estimated useful lives for financial statement and tax return purposes.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVENTORIES

    Inventories consist of the following:
                                             1995          1994

        Raw Materials                  $  434,893    $  471,519
        Work in Progress                  183,191       197,443
        Finished Goods                    252,277       198,728
                                       $  870,361    $  867,690

3.  LINE OF CREDIT

    In 1994, the Company established a $150,000 line of credit with Dollar Bank. Borrowings bear interest at the bank's prime rate plus 1-1/2%. The line of credit is personally guaranteed by the principal shareholder of the Company. At December 31, 1995, $91,000 had been borrowed on the line of credit. At December 31, 1994 there were no borrowings under this arrangements.

4.  NOTES PAYABLE

    Demand notes payable to related parties in the amounts of $1,107,890 and $1,281,104 at December 31, 1995 and 1994,
    respectively, consist of amounts due officer-shareholders of the Company, and entities under their control. These notes and amounts bear interest at prime (8.5% at December 31, 1995) plus 1% with the exception of a $60,000 and a $20,000 note payable to an officer-shareholder at 10% and 8%, respectively. Accrued interest on these notes was $1,067,933 and $1,174,074 at December 31, 1995 and 1994, respectively.

5.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1995 and 1994:

    8% mortgage payable to an individual         1995        1994
    with final payment due March 15, 1997.
    The note is secured by a building.     $   26,649  $   47,599

    8.49% note payable to Dollar Bank with
    final payment due September 18, 1998.
    The note is secured by a vehicle.          21,299         -0-
                                               47,948      47,599
    Less:  Current Portion                     29,866      20,950

                                           $   18,082  $   26,649


    Aggregate maturities of long-term debt subsequent to December
    31, 1995 are as follows:

        By: December 31, 1996              $   29,866
            December 31, 1997                  11,774
            December 31, 1998                   6,308
                                           $   47,948

6.  RELATED PARTY TRANSACTIONS

    During 1995 and 1994 the Company charged an affiliated
    Company owned by an officer approximately $46,700 and $9,800, respectively, for administrative and management services.
    These amounts are included in other income.

    In addition, interest expense for the years ended December
    31, 1995 and 1994, pertaining to notes payable to related parties, amounted to approximately $120,674 and $104,000, respectively.

    During 1994, the Company purchased an office building from a relative of an officer for $62,250.

7.  ASSETS HELD FOR SALE

    The Company owns land in Puerto Rico which is being actively offered for sale. This land is recorded at the Company's cost, $557,439 and $582,861 at December 31, 1995 and 1994, respectively, which is estimated to be less than net realizable value.

    The Company owned rental property in Irwin, Pennsylvania which was being actively offered for sale. During 1996, management of the Company sold this property for $232,000.

8.  INCOME TAXES

    As required by FASB Statement No. 109, "Accounting for Income
    Taxes", the Company uses the liability method of accounting for income taxes.

    For Federal Income Tax reporting purposes, the Company has available $2,400,000 of net operating loss carryforwards as of December 31, 1995. If unused, these amounts will expire in varying amounts beginning in 1997 through 2010. For state income tax reporting purposes, the Company has $820,000 of net operating loss carryforwards as of December 31, 1995. If unused, these amounts will expire in varying amounts beginning in 1996 and 1997.

    These losses result in a deferred tax asset which has been reduced to zero by a valuation allowance due to a trend of minimal taxable income in prior years.

                                             1995           1994

        Deferred Tax Asset             $  891,000    $   912,000
        Valuation Allowance              (891,000)      (912,000)
                                       $      -0-    $       -0-

    Significant components of income tax expense from continuing operations consist of the following at December 31, 1995 and 1994:

        Current - State                $      -0-    $     3,794
        Puerto Rico                        32,000            -0-
                                       $   32,000    $     3,794

9.  LITIGATION

    On June 21, 1990, the Company was awarded damages of $1,009,000 from a former employee of the Company and his related entities. The judgement was the result of a long-standing suit by the Company against the former employee and his related entities. The Company is currently involved in several related lawsuits in order to collect the judgement. In 1992, the Company received $171,000 as settlement in a lawsuit with a financial institution related to the lawsuit against the former employee. The net proceeds were used to reduce a receivable in the amount of $44,016 with the remaining $126,984 recorded as income in 1992. The Company used the proceeds to purchase three first mortgages from the financial institution secured by three rental properties. The mortgagee of each of these properties was the former employee. The mortgagee defaulted on payment on all the mortgages. The Company took possession of these properties during 1994. The properties were sold in 1995 and 1996. (See Note 7)

10. CONTINUING OPERATIONS

    At December 31, 1995 the Company had negative working capital of $1,468,800, and shareholders' deficit of $351,126. As discussed in Note 4 to the financial statements, the Company owes related parties in excess of $2.1 million in loans and accrued interest. In the past, the officer has not charged the Company interest on the portion of the debt representing accrued interest and has only demanded payment to the extent of available cash flow. Continued operations of the Company are dependent on receiving continued favorable financial assistance from the officer. The officer has represented that he will continue to provide this assistance. It is the intent of the Company that available proceeds from the sale of Real Estate Held for Sale will be used to liquidate this obligation.

11. CONCENTRATION OF CREDIT RISK

    The principal markets for electrical lighting products are firms engaged in the installation of electrical fixtures in construction projects and firms installing new or replacement electrical fixtures in their own facilities.

    The principal market for electric motors and related services is industry in the Western Pennsylvania area.

    The sole market for the Registrant's investment in real estate is in Luquillo, Puerto Rico.

    All customer receivables are unsecured.

12. COMMON STOCK

    Common stock has a stated value of $1 per share. There are 2,000,000 shares authorized, and 734,787 shares issued and outstanding at December 31, 1995 and 1994.

13. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

    Non-cash investing and financing activities for the year ended December 31, 1995:

        Capital Expenditures                  $  51,425
        Cash Payments                           (28,425)
        Capital Expenditures Financed         $  23,000

    Non-cash investing and financing activities for the year ended December 31, 1994:

        Capital Expenditures                  $ 194,637
        Cash Payments                          (112,387)
        Capital Expenditures Financed         $  82,250

    During the year ended December 31, 1994, the Company foreclosed on mortgages receivable and recorded the property acquired as Real Estate Held for Sale.

        Real Estate Held for Sale             $ 332,477
        Mortgages Receivable                   (154,745)
        Net Expenses from Acquisition           (36,348)
        Gain from Mortgage Foreclosure        $ 141,384

    Interest paid during the years ended December 31, 1995 and 1994 totalled $237,625 and $157,619, respectively. Income taxes paid during the years ended December 31, 1995 and 1994 totalled $12,984 and $57,985, respectively.

14. BUSINESS SEGMENTS

    The Company operates principally in the following industries:
    (a) manufacture and sale of metal electrical lighting products; (b) manufacture and repair of electric motors and similar equipment. In addition, the Company is attempting to sell approximately 89 acres of land in Puerto Rico which is included on the balance sheet as Real Estate Held for Sale. The Company has no intersegment sales.

    Net sales to several customers in 1995 and 1994 each represented 10% or more of total net sales of each division.
    Net sales to these customers were approximately as follows:

                                              1995        1994
    Electrical Lighting Products:
        Customer A                     $  288,000  $   284,000
        Customer B                        686,000    1,512,000
        Customer C                        372,000      266,000
                                       $1,346,000  $ 2,062,000

    Manufacture and Repair of
       Electric Motors:
        Customer A                     $      -0-  $   119,000
        Customer B                        100,000          -0-
                                       $  100,000  $   119,000

    Operating income is comprised of total revenues less operating expenses. In computing operating income, the following items have been omitted: general corporate expenses; interest expense; and income taxes.

    Identifiable assets by industry are those assets that are used in the Company's operation in each industry. Corporate assets are principally cash, other receivables, and prepaid expenses.

                                Year Ended December 31, 1995
                                          Manufacture
                              Electrical  and Repair
                               Lighting   of Electric
                               Products     Motors       Total

    REVENUES:
    Net Sales to Major
      Customers             $1,346,000  $  100,000  $1,446,000
    Net Sales to Others        152,000     879,000   1,031,000
                            $1,498,000  $  979,000  $2,477,000

    Operating Income        $   49,000  $  141,000  $  190,000

    General Corporate Earnings                          70,000

    General Corporate Expenses                        (291,000)

    Sale of Land, Net of Cost and Expenses             113,000

    Income Taxes                                       (32,000)

    Interest Expense                                  (131,000)

       Net Loss                                     $  (81,000)

    Identifiable Assets at
    December 31, 1995       $  620,000  $ 738,000   $1,358,000

    Corporate Assets                                   841,000
                                                    $2,199,000

    Depreciation            $   30,000  $   27,000  $   57,000

    Capital Expenditures    $    7,000  $   44,000  $   51,000

                            Year Ended December 31, 1994
                                          Manufacture
                              Electrical  and Repair
                               Lighting   of Electric
                               Products     Motors       Total

    REVENUES:
    Net Sales to Major
      Customers              $2,062,000  $  119,000  $2,181,000
    Net Sales to others         331,000     991,000   1,322,000
                             $2,393,000  $1,110,000  $3,503,000

    Operating Income         $   56,000  $   85,000  $  141,000

    General corporate earnings                          191,000

    General corporate expenses                         (194,000)

    Sale of Land, Net of Cost
      and Expenses                                      (16,000)

    Income Taxes                                         (4,000)

    Interest Expense                                   (107,000)

    Net Income                                       $   11,000

    Identifiable assets at
      December 31, 1994      $  909,000  $ 745,000   $1,654,000

    Corporate assets                                  1,020,000

                                                     $2,674,000

    Depreciation             $   30,000  $  28,000   $   58,000

    Capital expenditures     $   80,000  $ 115,000   $  195,000