Form 10QSB
period 1996-06-30
ELECTRIC M & R INC
filed 1996-07-30
CIK 16218

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM  10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996, Commission file number 0-4939




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

                         Yes_____X_____ No___________


Registrant has one class of common stock as of June 30, 1996, the close of the period covered by the report; 734,787 shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART I   -   Financial Information      Pages -  1-10
     PART II  -   Other Information          Page  -  11

                              ELECTRIC M & R INC.
                               TABLE OF CONTENTS
                                 June 30, 1996

                                   UNAUDITED

Part I     -    Financial Information

Balance Sheet             -June 30, 1996 and December 31, 1995.

Statement of Operations   -For the three months ended June 30, 1996
                           and 1995.
                           For the six months ended June 30, 1996 and 1995.
Statement of Cash Flows   -For the three months ended June 30, 1996 and
                           1995.
                           For the six months ended June 30, 1996 and 1995.

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

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                    JUNE 30, 1996    DEC. 31, 1995

Current Assets
    Cash and Cash Equivalents                 $127,075           $11,790
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $4,300          281,881           141,308
    Inventories-See Number 2                   798,703           870,361
    Note Receivable-Current                        -0-             3,671
    Other Current Assets                        43,858            36,747
                                            $1,251,517        $1,063,877

Property, Plant and Equipment
    Land                                        22,484            22,484
    Buildings                                  787,936           787,936
    Machinery and Equipment                  1,402,388         1,402,388
    Furniture and Fixtures                     197,470           193,047
                                            $2,410,278        $2,405,855
    Less:  Accumulated Depreciation        (2,085,164)       (2,059,538)
                                               325,114           346,317


Other Assets
    Assets Held For Resale                     509,277           789,439

                                            $2,085,908        $2,199,633

LIABILITIES & SHAREHOLDERS' EQUITY
    Notes Payable Demand                      $    -0-           $91,000
    Current Portion of Long Term Debt           23,746            29,866
    Notes Payable-Related Parties              842,429         1,107,890
    Accounts Payable                           219,236           183,247
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes          27,662             8,741
    Interest-Related Parties                   778,587         1,067,933
Other:
    Land Deposits                               12,000            12,000
    Income Tax Payable                         159,630            32,000
                                            $2,063,290        $2,532.677

Long Term Debt                                  10,297            18,082

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding        734,787           734,787
    Additional Paid in Capital               1,486,440         1,486,440
    Accumulated Deficit                    (2,208,906)       (2,572,353)
                                                12,321         (351,126)
                                            $2,085,908        $2,199,633

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 3 MONTHS ENDED JUNE 30,

                                                 1996             1995

REVENUES
    Net Sales-Manufacturing                  $620,245          $510,879
    Sales of Real Estate                          -0-             6,000
    Other Income                                6,186             5,774
                                           $  626,431          $522,653


COST AND EXPENSES
    Cost of Products Sold Manufacturing      $532,919          $503,760
    Cost of Real Estate Sold                      -0-             3,780
    Selling, General and Administrative       131,148           116,090
    Interest Expense                           23,611            36,981
Total Cost and Expenses                    $  687,678          $660,611

PROVISION FOR INCOME TAX
    Income Tax                               $    -0-              $-0-


NET INCOME (LOSS)                           $(61,247)        $(137,958)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                         $(.08)           $( .19)


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the three months ended June 30, 1996 and 1995, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 6 MONTHS ENDED JUNE 30,

                                                 1996             1995

REVENUES
    Net Sales-Manufacturing                $1,211,166        $1,326,386
    Sales of Real Estate                      973,000             6,000
    Other Income                               10,357             4,317
                                           $2,194,523        $1,336,703


COST AND EXPENSES
    Cost of Products Sold Manufacturing    $1,062,064        $1,166,459
    Cost of Real Estate Sold                  320,688             3,780
    Selling, General and Administrative       261,412           244,594
    Interest Expense                           52,912            67,964
Total Cost and Expenses                    $1,697,076        $1,482,797

PROVISION FOR INCOME TAX
    Income Tax                               $134,000              $-0-


NET INCOME (LOSS)                            $363,447        $(146,094)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                          $ .49           $( .20)


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the six months ended June 30, 1996 and 1995, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

                FOR THE THREE MONTHS ENDED JUNE 30,
                                                 1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers             $718,167          $809,465
    Cash Paid to Suppliers and Employees    (670,418)         (788,421)
    Interest Received                             -0-               -0-
    Interest Paid                           (256,242)          (46,720)
    Income Tax Paid                           (6,370)               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(214,863)         $(25,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate            $-0-           $   -0-
    Closing Costs Paid On Real Estate Sales       -0-               -0-
    Payments for Capital Expenditures             -0-           (6,348)
    Net Cash Provided (Used) By Investing        $-0-          $(6,348)
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings        $  -0-            $  -0-
    Principal Payments on Notes Payable     (371,511)          (45,262)
    Net Cash Provided (Used) by
      Financing Activities                 $(371,511)         $(45,262)
Net Increase (Decrease) in Cash and
    Cash Equivalents                       $(586,374)         $(77,286)

Cash and Cash Equivalents at Beginning
    of Period                                 713,449            83,087

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $127,075           $ 5,801

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                  $(61,247)        $(137,958)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                        91,574           271,812
    Inventory                                  39,135            49,405
    Notes Receivable                              -0-            15,000
    Other Current Assets                     (21,992)          (10,507)

    Increase (Decrease) in:
    Accounts Payable                         (34,552)         (223,837)
    Accrued Expenses                        (240,649)           (2,780)
    Depreciation Expenses                      12,868            13,189

     (Gain) / Loss on Sale of Real Estate         -0-               -0-

Net Cash Provided (Used) by Operating
     Activities                            $(214,863)        $ (25,676)

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                        1996
1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers           $1,093,814        $1,551,613
    Cash Paid to Suppliers and Employees  (1,187,586)       (1,594,802)
    Interest Received                             -0-               -0-
    Interest Paid                           (342,258)          (61,863)
    Income Tax Paid                           (6,370)               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(442,400)        $(105,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate        $973,000           $69,764
    Closing Costs Paid On Real Estate Sales  (40,526)               -0-
    Payments for Capital Expenditures         (4,423)          (13,568)
    Net Cash Provided (Used) By Investing    $928,051           $56,196
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings     $  75,000          $120,000
    Principal Payments on Notes Payable     (445,366)          (72,806)
    Net Cash Provided (Used) by
      Financing Activities                 $(370,366)         $  47,194
Net Increase (Decrease) in Cash and
    Cash Equivalents                       $  115,285         $ (1,662)

Cash and Cash Equivalents at Beginning
    of Period                                  11,790            $7,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $127,075           $ 5,801

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                   $363,447        $(146,094)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                     (140,573)           197,097
    Inventory                                  71,658            96,937
    Notes Receivable                            3,671            15,000
    Other Current Assets                      (7,111)            18,255

    Increase (Decrease) in:
    Accounts Payable                           35,989         (322,402)
    Accrued Expenses                        (142,795)             7,463
    Depreciation Expenses                      25,626            25,879
    (Gain) / Loss on Sale of Real Estate    (652,312)             2,813

Net Cash Provided (Used) by Operating
     Activities                            $(442,400)        $(105,052)

Part 1, Item 4
                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995

    1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash and Cash Equivalents-The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

          Property, Plant and Equipment - The cost of the assets is depreciated using the straight-line and accelerated methods over their estimated useful lives for financial statement and tax return purposes.

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

2.        INVENTORIES

          Inventories consist of the following for 1996 and 1995:

         Raw Materials   $403,306        $434,893
         Work in Progress 186,770         183,191
         Finished Goods   208,627         252,277
                         $798,703        $870,361

3.    LINE OF CREDIT

      In 1994, the Company established a $150,000 line of credit with Dollar Bank. Borrowings bear interest at the bank's prime rate plus 1 1/2%. The line of credit is personally guaranteed by the principal shareholder of the Company. At December 31, 1995, there had been $91,000 borrowed on the line of credit. As of June 30, 1996, there is nothing due on the credit line.

4.    NOTES PAYABLE

      Demand notes payable to related parties in the amounts of $ 842,429 and $1,107,890 at June 30, 1996 and December 31, 1995, respectively, consist of amounts due officer-shareholders of the Company, and entities under their control. These notes and amounts bear interest at prime (8.25% at June 30, 1996 and 8.50% at December 31, 1995) plus 1% with the exception of a $60,000 note payable to an officer-shareholder at 10%, and a $20,000 notes payable to an officer-shareholder at 8%. Accrued interest on these notes was $ 778,587 and $1,067,933 at June 30, 1996 and December 31, 1995 respectively.

Part 1, Item 4
                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995

5.    LONG-TERM DEBT

      Long-term debt consists of the following at June 30, 1996 and December 31, 1995.
                                              1996          1995
      8% mortgage payable to an individual
      with final payment due March 15,1997.

      The note is secured by a building.   $15,532       $26,649

      8.49% note payable to Dollar Bank with
      final payment due September 18, 1998.
      The note is secured by a vehicle.     18,511        21,299
                                           $34,043       $47,948

      Less:  Current Portion                23,746        29,866
                                           $10,297       $18,082

      Aggregate maturities of long-term debt subsequent to December 31, 1995 are as follows:

         By:  December 31, 1996            $29,866
              December 31, 1997             11,774
              December 31, 1998              6,308
                                           $47,948

6.    RELATED PARTY TRANSACTIONS

      During 1996 and 1995 the Company charged an affiliated Company owned by an officer approximately $7,600 and $46,700 respectively, for administrative and management services. These amounts are included in other income.

      In addition, interest expense for the periods ended June 30, 1996, and December 31, 1995 pertaining to notes payable to related parties, amounted to approximately $45,000 and $120,674, respectively.

7.    ASSETS HELD FOR SALE

      The Company owns land in Puerto Rico that is being actively offered for sale. This land is recorded at the Company's cost, $509,277 and $557,439 at June 30, 1996 and December 31, 1995, respectively, which is estimated to be less than net realizable value.

      The Company owned rental property in Irwin, Pennsylvania which was being actively offered for sale. During 1996, management of the Company sold this property for $232,000.

Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995

8.    INCOME TAXES

      Significant components of income tax expense from continuing operations consist of the following at June 30, 1996 and 1995.

                                                  1996         1995

              Current - State                 $    -0-       $  -0-
                      - Puerto Rico           $134,000       $  -0-
                                              $134,000       $  -0-

      For Federal income tax reporting purpose, the Company has available approximately $2,400,000 of net operating loss carry forwards as of December 31, 1995. If unused, these will expire in varying amounts beginning in 1997 through 2010.

      For State income tax reporting purposes, the Company has $820,000 of net operating loss carryforwards as of December 31, 1995. If unused, these amounts will expire in varying amounts beginning in 1996 and 1997.

      These losses result in a deferred tax asset which has been reduced to zero by a valuation allowance due to a trend of minimal taxable income in prior years.

9.    LITIGATION

      On June 21, 1990, the Company was awarded damages of $1,009,000 from a former employee of the Company and his related entities. The judgement was the result of a long-standing suit by the Company against the former employee and his related entities. The
      Company is currently involved in several related lawsuits in order to collect the judgement. In 1992, the Company received $171,000 as settlement in a lawsuit with a financial institution related to the lawsuit against the former employee. The net proceeds were used to reduce a receivable in the amount of $44,016 with the remaining $126,984 recorded as income in 1992. The Company used the proceeds to purchase three first mortgages from the financial institution secured by three rental properties. The mortgagee of each of these properties was the former employee. The mortgagee defaulted payments on all the mortgages. The Company took possession of these properties during 1994. The properties were sold in 1995 and in 1996.

10.  COMMON STOCK

     Common stock has a stated value of $l per share. There are 2,000,000 shares authorized, and 734,787 shares issued and outstanding at June 30, 1996 and December 31, 1995.

Part 1, Item 5


                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE PERIODS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS

     Revenues from manufacturing for the six months ended June 30, 1996, were $1,211,166 compared to $1,326,386 for the same period in 1995. This represents a decrease in Revenues of $115,220.

     Selling, general and administrative expenses for the six months ended June 30, 1996 increased by approximately $16,800 from the previous year. Gross margin has remained the same at approximately 12%. Real estate sales netted a $652,312 profit. This resulted in net income of $363,447 for the six months ended June 30, 1996, compared to a loss of ($146,094) for the 1995 period.

     This is an increase of $509,541.

     Management expects operating results of the Company will improve during 1996, principally through increased sales volume.

     At March 31, 1996,the Company had negative working capital of approximately ($812,000). This is caused principally by amounts owed to related parties in excess of $1.6 million. The related parties continue to provide favorable financial assistance to the company.

Part 2, Item 1 & 6



                              ELECTRIC M & R INC.
                               OTHER INFORMATION
           FOR THE PERIODS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995

LEGAL PROCEEDINGS

     There have been no significant changes in the Company's legal proceedings during the six months ended June 30, 1996.

EXHIBITS AND REPORT OF FORM 8-K

     No event occurred that required the registrant to file form 8-K during the six months ended June 30, 1996.



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Electric M & R Inc.
                                  Registrant


DATE
                               GRETCHEN OSWALD
                               PRESIDENT



DATE
                               RAYMOND F. CROUSHORE
                               TREASURER