Form 10KSB/A
period 1995-12-31
ELECTRIC M & R INC
filed 1996-11-12
CIK 16218

ELECTRIC M & R INC.
                       FORM 10-KSB/A AND ANNUAL REPORT
                             DECEMBER 31, 1995

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB/A
            Annual Report Pursuant Under Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

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
         (From "National Quotation        (From "National
                                          Quotation
                 Bureau Incorporated")    Bureau Incorporated")

Quarter  Bid     Ask      Dividend       Bid    Ask      Dividend
First    .750    N/A      None           .125   N/A      None
Second   .750    N/A      None           .250   N/A      None
Third    .375    N/A      None           .500   N/A      None
Fourth   .375    N/A      None           .500   N/A      None

 A copy of SEC Form 10-KSB/A will be sent free of charge to the shareholders upon written request addressed to the Secretary, or the Corporation: 2025 Milford Drive, P.O. Box 326, Bethel
 Park, Pennsylvania  15102-0326.

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

4. The Company also sold property in Irwin, Pennsylvania during 1995 and 1996 with proceeds totalling approximately
     $300,000. The gain from mortgage foreclosure in 1994 represents the market value of these properties, less the cost of acquisition.

Capital Resources

There are no commitments for any major capital expenditures at December 31, 1995.

Net Sales

The 1995 manufacturing sales of $2,477,000 reflect a decrease of $1,027,000 for the year. This decrease was primarily attributable to decreased volume of electrical lighting products sales due to a significant decrease from a major customer, whose store renovation schedule has been lengthened and whose parent company has been experiencing financial difficulties. The Registrant is actively pursuing alternative business areas and anticipates sales may remain constant or decline in 1996.

Cost of Product Sold

The cost of raw material, labor and purchased services are stable, with the exception of normal inflationary increases.
Cost of sales as a percentage of sales has decreased 3.5% due to the implementation of increases in certain market prices during 1995.

Research and Development Expenses

There have been no significant research and development expenses during the last two fiscal years.

Selling, General and Administrative Expenses

The selling, general and administrative expenses, exclusive of attorney fees, are stable. Attorney fees decreased in 1995 by approximately $4,000. The percentage of selling, general and administrative expense to sales has increased 6% in 1995 due to decreased sales volume with no feasible alternative for further reducing selling, general and administrative expense.

Interest and Financing Expense

The interest rate on the notes payable to related parties is prime plus 1% as it was in years previous to 1995.

Net Earnings

The Company's ability to increase profitability is dependent on a number of factors. The drop in gross sales volume at the lighting division is directly related to the decrease in business from its major customer, which is dependent on their recovery from the current industry recession. Increased sales volume through a wider customer base would have a salutary effect on profitability as well as the conclusion of litigation (as mentioned in Note 9 to the financial statements).
The sale of the land held for sale would also have a positive effect on net earnings.

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

The following information is furnished with respect to each
director and executive officer:
                                       Shares
                                      Beneficially
Name and Position      Period         Owned as of    Percent
Presently Held         Served      February 28, 1996 of Class

Vincent E. Oswald      Director and             -0-     0.00%
Age 83                 Officer
Director, Chairman of Since January 9, 1969 the Board of the Company
(Father of Gretchen Oswald)

Gretchen Oswald        Director             396,952    54.02
Age 50                 Since April 18, 1982
Director, President    Chief Executive Officer
and Chief Executive    Since February 15, 1985
Officer of the Company
(Daughter of Vincent E. Oswald)

Fred Jacobs, Age 47    Director                 -0-     0.00
Director and Vice      and Officer
President of the       Since January 29, 1990
Company

Raymond F. Croushore   Director and Officer     -0-     0.00
Age 48                 Since December 27, 1995
Secretary and Treasurer
of the Company
(Formerly Controller for
Gregg Services, Pittsburgh,
PA 1978-1995)

Richard MacQuown       Director                 -0-     0.00
Age 76                 Since April 18, 1984
President of Tomsett
Consulting Associates, Inc.

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

See accompanying notes.

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


See accompanying notes.

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


See accompanying notes.

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

9.  LITIGATION

    On June 21, 1990, the Company was awarded damages of $1,009,000 from a former employee of the Company and his related entities. The judgement was the result of a long-standing suit by the Company against the former employee and his related entities. The Company is currently involved in a lis pendens action in order to collect the judgement.
    In 1992, the Company received $171,000 as settlement in a lawsuit with a financial institution related to the lawsuit against the former employee. The net proceeds were used to reduce a receivable in the amount of $44,016 with the remaining $126,984 recorded as income in 1992. The Company used the proceeds to purchase three first mortgages from the financial institution secured by three rental properties.
    The mortgagee of each of these properties was the former employee. The mortgagee defaulted on payment on all the mortgages. The Company took possession of these properties during 1994. The gain from mortgage foreclosure reflected in 1994 represents the market value of these properties, less the costs of acquisition. The properties were sold in 1995 and 1996.
    (See Note 7)

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