Form 10QSB/A
period 1996-03-31
ELECTRIC M & R INC
filed 1996-11-12
CIK 16218

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM  10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996, Commission file number
0-4939


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

                         Yes_____X_____ No___________


Registrant has one class of common stock as of March 31, 1996, the close of the period covered by the report; 734,787 shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART I   -   Financial Information      Pages -  1-6
     PART II  -   Other Information          Pages -  7-8

                              ELECTRIC M & R INC.
                               TABLE OF CONTENTS
                                 March 31, 1996

                                   UNAUDITED

Part I     -    Financial Information

Balance Sheet             -March 31, 1996 and December 31, 1995.

Statement of Operations   -For the three months ended March 31, 1996
                           and 1995.
Statement of Cash Flows   -For the three months ended March 31, 1996 and
                           1995.

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

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                       MAR. 31, 1996    DEC. 31, 1995

Current Assets
    Cash and Cash Equivalents                 $713,449           $11,790
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $4,300          373,455           141,308
      and $9,000 Respectively
    Inventories-See Number 2                   837,838           870,361
    Note Receivable-Current                        -0-             3,671
    Other Current Assets                        21,866            36,747
                                            $1,946,608        $1,063,877

Property, Plant and Equipment
    Land                                        22,484            22,484
    Buildings                                  787,936           787,936
    Machinery and Equipment                  1,402,388         1,402,388
    Furniture and Fixtures                     197,470           193,047
                                            $2,410,278        $2,405,855
    Less:  Accumulated Depreciation        (2,072,296)       (2,059,538)
                                               337,982           346,317

Other Assets
    Assets Held For Resale                     509,277           789,439
                                            $2,793,867        $2,199,633

LIABILITIES & SHAREHOLDERS' EQUITY
    Notes Payable Demand                      $136,000           $91,000
    Current Portion of Long Term Debt           28,478            29,866
    Notes Payable-Related Parties            1,071,276         1,107,890
    Accounts Payable                           253,788           183,247
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes          29,310             8,741
    Interest-Related Parties                 1,011,218         1,067,933
Other:
    Land Deposits                               12,000            12,000
    Income Tax Payable                         166,000            32,000
                                            $2,708,070        $2,532.677

Long Term Debt                                  12,229            18,082

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding        734,787           734,787
    Additional Paid in Capital               1,486,440         1,486,440
    Accumulated Deficit                    (2,147,659)       (2,572,353)
                                                73,568         (351,126)
                                            $2,793,867        $2,199,633

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 3 MONTHS ENDED MARCH 31,

                                                       1996       1995

REVENUES
    Net Sales-Manufacturing                  $590,921          $815,507
    Sales of Real Estate                      973,000               -0-
    Other Income                                4,171           (1,457)
                                           $1,568,092          $814,050

COST AND EXPENSES
    Cost of Products Sold Manufacturing      $529,145          $662,699
    Cost of Real Estate Sold                  320,688               -0-
    Selling, General and Administrative       130,264           128,504
    Interest Expense                           29,301            30,983
Total Cost and Expenses                    $1,009,398          $822,186

PROVISION FOR INCOME TAX
    Income Tax                               $134,000              $-0-


NET INCOME (LOSS)                            $424,694          ($8,136)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                          $0.58           $(0.01)


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the three months ended March 31, 1996 and 1995, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31,
                                                        1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers             $375,647          $742,148
    Cash Paid to Suppliers and Employees    (517,168)         (806,381)
    Interest Received                             -0-               -0-
    Interest Paid                            (86,016)          (15,143)
    Income Tax Paid                               -0-               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(227,537)         $(79,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate        $973,000           $69,764
    Closing Costs Paid On Real Estate Sales  (40,526)               -0-
    Payments for Capital Expenditures         (4,423)           (7,220)
    Net Cash Provided (Used) By Investing    $928,051           $62,544
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings       $75,000          $120,000
    Principal Payments on Notes Payable      (73,855)          (27,544)
    Net Cash Provided (Used) by
      Financing Activities                     $1,145           $92,456
Net Increase (Decrease) in Cash and
    Cash Equivalents                         $701,659           $75,624

Cash and Cash Equivalents at Beginning
    of Period                                  11,790             7,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $713,449           $83,087

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                   $424,694          $(8,136)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                     (232,147)          (74,715)
    Inventory                                  32,523            44,532
    Notes Receivable                            3,671               -0-
    Other Current Assets                       14,881            31,762

    Increase (Decrease) in:
    Accounts Payable                           70,541          (98,565)
    Accrued Expenses                           97,854            10,243
    Depreciation Expenses                      12,758            12,690
Gain / Loss on Sale of Real Estate          (652,312)             2,813

Net Cash Provided (Used) by Operating
     Activities                            $(227,537)         $(79,376)

Part 1, Item 4
                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

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

    2. INVENTORIES

          Inventories consist of the following for 1996 and 1995:

         Raw Materials   $428,410        $434,893
         Work in Progress 186,630         183,191
         Finished Goods   222,798         252,277
                         $837,838        $870,361

    3. LINE OF CREDIT

      In 1994, the Company established a $150,000 line of credit with Dollar Bank. Borrowings bear interest at the bank's prime rate plus 1 1/2%. The line of credit is personally guaranteed by the principal shareholder of the Company. At March 31, 1996 and December 31, 1995, there had been $136,000 and $91,000 borrowed on the line of credit.

    4.    NOTES PAYABLE

      Demand notes payable to related parties in the amounts of $1,071,276 and $1,107,890 at March 31, 1996 and December 31, 1995, respectively, consist of amounts due officer-shareholders of the Company, and entities under their control. These notes and amounts bear interest at prime (8.25% at March 31, 1996 and 8.50% at December 31, 1995) plus 1% with the exception of a $60,000 note payable to an officer-shareholder at 10%, and a $20,000 notes payable to an officer-shareholder at 8%. Accrued interest on these notes was $1,011,218 and $1,067,933 at March 31,1996 and December 31, 1995 respectively.

Part 1, Item 4
                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

    5. LONG-TERM DEBT

      Long-term debt consists of the following at March 31, 1996 and December 31, 1995.
                                              1996          1995
      8% mortgage payable to an individual
      with final payment due March 15,1997.
      The note is secured by a building.   $21,146       $26,649

      8.49% note payable to Dollar Bank with
      final payment due September 18, 1998.
      The note is secured by a vehicle.     19,561        21,299
                                           $40,707       $47,948

      Less:  Current Portion                28,478        29,866
                                           $12,229       $18,082

      Aggregate maturities of long-term debt subsequent to December 31, 1995 are as follows:

         By:  December 31, 1996            $29,866
              December 31, 1997             11,774
              December 31, 1998              6,308
                                           $47,948

    6. RELATED PARTY TRANSACTIONS

      During 1995 and 1994 the Company charged an affiliated Company owned by an officer approximately $46,700 and $9,800 respectively, for administrative and management services. These amounts are included in other income.

      In addition, interest expense for the periods ended March 31, 1996, and December 31, 1995 pertaining to notes payable to related parties, amounted to approximately $26,000 and $120,674, respectively.

    7. ASSETS HELD FOR SALE

      The Company owns land in Puerto Rico that is being actively offered for sale. This land is recorded at the Company's cost, $509,277 and $557,439 at March 31, 1996 and December 31, 1995, respectively, which is estimated to be less than net realizable value.

      The Company owned rental property in Irwin, Pennsylvania which was being actively offered for sale. During 1996, management of the Company sold this property for $232,000.

Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

    8. INCOME TAXES

      Significant components of income tax expense from continuing operations consist of the following at March 31, 1996 and 1996.

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

   10. COMMON STOCK

     Common stock has a stated value of $l per share. There are 2,000,000 shares authorized, and 734,787 shares issued and outstanding at March 31, 1996 and December 31, 1995.

Part 1, Item 5


                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS

     Revenues from manufacturing for the three months ended March 31, 1996, were $590,921 compared to $815,507 for the same period in 1995.
     This represents a decrease in Revenues of $224,586.

     Selling, general and administrative expenses for the quarter ended March 31, 1996 increased by approximately $1,760 from the previous year. Gross margin has declined from 19% to 10%. Real estate sales netted a $652,312 profit. This resulted in net income of $424,694 for the three months ended March 31, 1996, compared to a loss of ($8,136) for the 1995 period.

     This is an increase of $432,830.

     Management expects operating results of the Company will improve during 1996, principally through increased sales volume.

     At March 31, 1996,the Company had negative working capital of approximately ($761,000). This is caused principally by amounts owed to related parties in excess of $2.0 million. The related parties continue to provide favorable financial assistance to the company.

                              ELECTRIC M & R INC.
                               OTHER INFORMATION
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

LEGAL PROCEEDINGS

     There have been no significant changes in the Company's legal proceedings during the three months ended March 31, 1996.

EXHIBITS AND REPORT OF FORM 8-K

     No event occurred that required the registrant to file form 8-K during the three months ended March 31, 1996.



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