Form 10QSB/A
period 1996-06-30
ELECTRIC M & R INC
filed 1996-11-12
CIK 16218

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM  10-QSB/A

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

      The Company is in the process of attempting to recover the outstanding award against the Company's former employee. Remaining assets of the employee have an estimated value of $200,000. The IRS has a claim against the employee for $400,000. The Company has reached an agreement with the IRS to split the proceeds of approximately $200,000. The spouse of the debtor has filed bankruptcy as an attempt to discharge the Company's claim which is being processed through a lis pendens lawsuit.

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

Part 1, Item 5

                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE PERIODS ENDED JUNE 30, 1996 AND DECEMBER 31, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS

     Revenues from manufacturing for the six months ended June 30, 1996, were $1,211,166 compared to $1,326,386 for the same period in 1995. This represents a decrease in Revenues of $115,220, for the six month period. Revenues from manufacturing for the second quarter have increased $109,366 over the second quarter of last year. The fluctuations in sales are principally in the lighting division. Sales to major customers have increased during the second quarter and year to date are approximately $60,000 ahead of the low sales volume realized in 1995. Although sales of specialty custom lighting fixtures increased $50,000 during the second quarter 1996 compared to the second quarter 1995, this category of sales is still $130,000 below 1995 levels. Sales to major customers have still not returned to the levels of years prior to 1995 and management is continuing an attempt to broaden the customer base through increased selling efforts. This drop in gross sales volume at the lighting division is directly related to the decrease in business from its two major customers, both of which are dependent on their recovery from the current industry recession.

Selling , general and administrative expenses for the six months ended June 30, 1996, increased by approximately $16,800 over the previous year. This is the result of increased selling expenses and an increase in legal fees pertaining to the actions against the former employee mentioned in Note 9.

Gross margin for the six months ended June 30, 1996, has remained the same as the first six months of 1995 at approximately 12%.

Real estate sales netted a $652,312 profit. These proceeds have been used to reduce related party debt. Management believes both the terms and repayment schedule of the related party debt to be favorable to the company.

This resulted in net income of $363,447 for the six months ended June 30, 1996, compared to a loss of ($146,094) for the 1995 period. This is an increase of $509,541.

Management is hopeful that the results of operations for the remainder of 1996 will improve as a result of augmenting the selling efforts, however, it is likely that total sales volume for 1996 will remain stagnant or possibly decline from 1995 levels.

At June 30, 1996, the Company had negative working capital of approximately ($812,000). This is caused principally by amounts owed to related parties in excess of $1.6 million. The related parties continue to provide favorable financial assistance to the company.

Management hereby affirms that the financial statements include all adjustments which, in the opinion of management, are necessary to make the financial statements not misleading.


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