Form 10QSB
period 1996-09-30
ELECTRIC M & R INC
filed 1996-11-12
CIK 16218

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM  10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996, Commission file number
0-4939



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


Registrant has one class of common stock as of September 30, 1996, the close of the period covered by the report; 734,787 shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART I   -   Financial Information      Pages -  1-10
     PART II  -   Other Information          Page  -  11

                              ELECTRIC M & R INC.
                               TABLE OF CONTENTS
                               September 30, 1996

                                   UNAUDITED

Part I     -    Financial Information

Balance Sheet             -September 30, 1996 and December 31, 1995.

Statement of Operations   -For the three months ended September 30, 1996
                           and 1995.
                           For the nine months ended September 30, 1996 and
                           1995.
Statement of Cash Flows   -For the three months ended September 30, 1996
                           and 1995.
                           For the nine months ended September 30, 1996 and 1995.

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

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                       SEPT.30, 1996    DEC. 31, 1995

Current Assets
    Cash and Cash Equivalents                 $74,138           $11,790
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $4,300         272,658           141,308
    Inventories-See Number 2                  837,570           870,361
    Note Receivable-Current                       -0-             3,671
    Other Current Assets                       36,778            36,747
                                           $1,221,144        $1,063,877

Property, Plant and Equipment
    Land                                       22,484            22,484
    Buildings                                 787,936           787,936
    Machinery and Equipment                 1,404,138         1,402,388
    Furniture and Fixtures                    199,874           193,047
                                           $2,414,432        $2,405,855
    Less:  Accumulated Depreciation        (2,098,232)       (2,059,538)
                                              316,200           346,317


Other Assets
    Assets Held For Resale                    509,277           789,439

                                           $2,046,621        $2,199,633

LIABILITIES & SHAREHOLDERS' EQUITY
    Notes Payable Demand                     $    -0-           $91,000
    Current Portion of Long Term Debt          18,128            29,866
    Notes Payable-Related Parties             836,581         1,107,890
    Accounts Payable                          252,491           183,247
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes         24,160             8,741
    Interest-Related Parties                  781,998         1,067,933
Other:
    Land Deposits                              18,000            12,000
    Income Tax Payable                            -0-            32,000
                                           $1,931,358        $2,532.677

Long Term Debt                                  7,648            18,082

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding       734,787           734,787
    Additional Paid in Capital              1,486,440         1,486,440
    Accumulated Deficit                    (2,113,612)       (2,572,353)
                                              107,615          (351,126)
                                           $2,046,621        $2,199,633

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPT.30, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 3 MONTHS ENDED SEPT. 30,

                                                       1996       1995

REVENUES
    Net Sales-Manufacturing                 $529,971          $883,889
    Sales of Real Estate                         -0-               -0-
    Other Income                               5,746            31,481
                                          $  535,717          $915,370


COST AND EXPENSES
    Cost of Products Sold Manufacturing     $453,994          $713,668
    Cost of Real Estate Sold                     -0-               -0-
    Selling, General and Administrative      132,077           112,095
    Interest Expense                          20,352            25,078
Total Cost and Expenses                   $  606,423          $850,841

PROVISION FOR INCOME TAX
    Income Tax                             $(166,000)             $-0-


NET INCOME (LOSS)                           $ 95,294          $ 64,529

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                          $.13              $.09


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the three months ended September 30, 1996 and 1995, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 9 MONTHS ENDED SEPTEMBER 30,

                                                       1996       1995

REVENUES
    Net Sales-Manufacturing               $1,741,137        $1,994,674
    Sales of Real Estate                     973,000               -0-
    Other Income                              16,103            (3,632)
                                          $2,730,240        $1,991,042

COST AND EXPENSES
    Cost of Products Sold Manufacturing   $1,516,058        $1,672,019
    Cost of Real Estate Sold                 320,688             5,040
    Selling, General and Administrative      393,489           361,653
    Interest Expense                          73,264           101,816
Total Cost and Expenses                   $2,303,499        $2,140,528

PROVISION FOR INCOME TAX
    Income Tax                              $(32,000)             $-0-


NET INCOME (LOSS)                           $458,741         $(149,486)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                         $ .62            $( .20)


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the six months ended September 30, 1996 and 1995, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers            $544,940          $700,860
    Cash Paid to Suppliers and Employees    (575,037)         (550,162)
    Interest Paid                            (16,941)          (59,622)
    Income Tax Paid                            6,370               -0-
    Net Cash Provided (Used) by Operating
     Activities                             $(40,668)          $91,076

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate           $-0-           $ 2,000
    Closing Costs Paid On Real Estate Sales      -0-               -0-
    Deposits Received On Read Estate Sales     6,000               -0-
    Payments for Capital Expenditures         (4,154)          (27,588)
    Net Cash Provided (Used) By Investing     $1,846          $(25,588)
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings       $  -0-           $23,000
    Principal Payments on Notes Payable      (14,115)          (85,025)
    Net Cash Provided (Used) by
      Financing Activities                  $(14,115)         $(62,025)
Net Increase (Decrease) in Cash and
    Cash Equivalents                        $(52,937)           $3,463

Cash and Cash Equivalents at Beginning
    of Period                                127,075             5,801

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $74,138           $ 9,264

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                   $95,294           $(3,392)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                        9,223            11,872
    Inventory                                (38,867)          (52,076)
    Notes Receivable                             -0-            34,649
    Other Current Assets                       7,080           (12,632)

    Increase (Decrease) in:
    Accounts Payable                          33,255           111,273
    Accrued Expenses                        (159,721)          (15,726)
    Depreciation Expenses                     13,068            17,108

     (Gain) / Loss on Sale of Real Estate        -0-               -0-

Net Cash Provided (Used) by Operating
     Activities                             $(40,668)         $ 91,076

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers          $1,638,754        $2,252,473
    Cash Paid to Suppliers and Employees  (1,762,623)       (2,144,964)
    Interest Paid                           (359,199)         (121,485)
    Income Tax Paid                              -0-               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(483,068)         $(13,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate       $973,000           $71,764
    Closing Costs Paid On Real Estate Sales  (40,526)          (41,156)
    Deposits Received On Real Estate Sales     6,000               -0-
    Payments for Capital Expenditures         (8,577)              -0-
    Net Cash Provided (Used) By Investing   $929,897           $30,608
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings    $  75,000          $143,000
    Principal Payments on Notes Payable     (459,481)         (157,831)
    Net Cash Provided (Used) by
      Financing Activities                 $(384,481)        $ (14,831)
Net Increase (Decrease) in Cash and
    Cash Equivalents                      $   62,348           $ 1,801

Cash and Cash Equivalents at Beginning
    of Period                                 11,790            $7,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $74,138           $ 9,264

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                  $458,741         $(149,486)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                     (131,350)          208,969
    Inventory                                 32,791            (2,671)
    Notes Receivable                           3,671            49,649
    Other Current Assets                       (  31)           53,155

    Increase (Decrease) in:
    Accounts Payable                          69,244          (211,129)
    Accrued Expenses                        (302,516)           (8,263)
    Depreciation Expenses                     38,694            42,987

     (Gain) / Loss on Sale of Real Estate   (652,312)            2,813

Net Cash Provided (Used) by Operating
     Activities                            $(483,068)         $(13,976)

Part 1, Item 4
                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

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

2.
INVENTORIES

          Inventories consist of the following for 1996 and 1995:

         Raw Materials   $403,385        $434,893
         Work in Progress 192,390         183,191
         Finished Goods   241,795         252,277
                         $837,570        $870,361

3.    LINE OF CREDIT

      In 1994, the Company established a $150,000 line of credit with Dollar Bank. Borrowings bear interest at the bank's prime rate plus 1 1/2%. The line of credit is personally guaranteed by the principal shareholder of the Company. At December 31, 1995, there had been $91,000 borrowed on the line of credit. As of September 30, 1996, there is nothing due on the credit line.

4.    NOTES PAYABLE

      Demand notes payable to related parties in the amounts of $ 836,581 and $1,107,890 at September 30, 1996 and December 31, 1995, respectively, consist of amounts due officer-shareholders of the Company, and entities under their control. These notes and amounts bear interest at prime (8.25% at September 30, 1996 and 8.50% at December 31, 1995) plus 1% with the exception of a $60,000 note payable to an officer-shareholder at 10%, and a $20,000 notes payable to an officer-shareholder at 8%. Accrued interest on these notes was $781,998 and $1,067,933 at September 30, 1996 and December 31, 1995
      respectively.

Part 1, Item 4
                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

5.    LONG-TERM DEBT

      Long-term debt consists of the following at September 30, 1996 and December 31, 1995.
                                              1996          1995
      8% mortgage payable to an individual
      with final payment due March 15,1997.

      The note is secured by a building.   $ 9,804       $26,649

      8.49% note payable to Dollar Bank with
      final payment due September 18, 1998.
      The note is secured by a vehicle.     15,972        21,299
                                           $25,776       $47,948

      Less:  Current Portion                18,128        29,866
                                           $ 7,648       $18,082

      Aggregate maturities of long-term debt subsequent to December 31, 1995 are as follows:

         By:  December 31, 1996            $29,866
              December 31, 1997             11,774
              December 31, 1998              6,308
                                           $47,948

6.    RELATED PARTY TRANSACTIONS

      During 1996 and 1995 the Company charged an affiliated Company owned by an officer approximately $11,472 and $46,700 respectively, for administrative and management services. These amounts are included in other income.

      In addition, interest expense for the periods ended September 30, 1996, and December 31, 1995 pertaining to notes payable to related parties, amounted to approximately $63,970 and $120,674, respectively.

7.    ASSETS HELD FOR SALE

      The Company owns land in Puerto Rico that is being actively offered for sale. This land is recorded at the Company's cost, $509,277 and $557,439 at September 30, 1996 and December 31, 1995, respectively, which is estimated to be less than net realizable value.

      The Company owned rental property in Irwin, Pennsylvania which was being actively offered for sale. During 1996, management of the Company sold this property for $232,000.

Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

8.    INCOME TAXES

      Significant components of income tax expense (income) from continuing operations consist of the following at September 30, 1996 and 1995.

                                                  1996         1995

              Current - State                 $    -0-       $  -0-
                      - Puerto Rico           $(32,000)      $  -0-
                                              $(32,000)      $  -0-

      The income in 1996 is the result of reversing the accrued liability for the prior year.

      For Federal income tax reporting purpose, the Company has available approximately $2,400,000 of net operating loss carry forwards as of December 31, 1995. If unused, these will expire in varying amounts beginning in 1997 through 2010.

      For State income tax reporting purposes, the Company has $820,000 of net operating loss carry forwards as of December 31, 1995. If unused, these amounts will expire in varying amounts beginning in 1996 and 1997.

      For Puerto Rico income tax reporting purposes, the Company has $1,264,000 of net operating loss carry forwards as of December 31, 1995. If unused, these amounts will expire in varying amounts beginning in 1996 through 2002.

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

Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


9.    LITIGATION (Continued)
      The Company is in the process of attempting to recover the outstanding award against the Company's former employee. Remaining assets of the employee have an estimated value of $200,000. The IRS has a claim against the employee for $400,000. The Company has reached an agreement with the IRS to split the proceeds of approximately $200,000. The spouse of the debtor has filed bankruptcy as an attempt to discharge the Company's claim which is being processed through a lis pendens lawsuit.

10.   COMMON STOCK

      Common stock has a stated value of $l per share. There are 2,000,000 shares authorized, and 734,787 shares issued and outstanding at September 30, 1996 and December 31, 1995.

Part 1, Item 5


                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues from manufacturing for the nine months ended September 30, 1996, were $1,741,137 compared to $1,994,674 for the same period in 1995. This represents a decrease in Revenues of $253,537. The declines in revenue are principally in the lighting division and approximately $100,000 is due to a decrease in orders from a major customer whose retail store renovations have been cut back. The remaining decline is attributed to an ineffective sales force.
Certain actions were taken during the third quarter 1996 to augment the selling force in the lighting division as well as the motor repair division.

Selling, general and administrative expenses for the nine months ended September 30, 1996, increased by approximately $31,800 for the previous year. This is the result of increased selling expenses in the third quarter and an increase in legal fees pertaining to the actions against the former employee mentioned in Note 9.

Gross margin for the nine months ended September 30, 1996 was 13% compared to 16% for the first nine months of 1995. This is due to the decline in sales for 1996, without the ability to further reduce the fixed manufacturing overhead.

Real estate sales netted a $652,312 profit. These proceeds have been used to reduce related party debt. Management believes both the terms and repayment schedule of the related party debt to be favorable to the company.

This resulted in net income of $458,741 for the nine months ended
September 30, 1996, compared to a loss of ($149,486) for the 1995 period.This is an increase of $608,227.

Management is hopeful that the results of operations for the fourth quarter 1996 will improve as a result of augmenting the selling force, however, it is likely that total sales volume for 1996 will remain stagnant or possibly decline from 1995 levels.

At September 30, 1996, the Company had negative working capital of approximately ($710,214). This is caused principally by amounts owed to related parties in excess of $1.6 million. The related parties continue to provide favorable financial assistance to the Company.

Management hereby affirms that the financial statements include all adjustments which, in the opinion of management, are necessary to make the financial statements not misleading.








Part 2, Item 1 & 6



                              ELECTRIC M & R INC.
                               OTHER INFORMATION
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

LEGAL PROCEEDINGS

     There have been no significant changes in the Company's legal proceedings during the nine months ended September 30, 1996.

EXHIBITS AND REPORT OF FORM 8-K

     No event occurred that required the registrant to file form 8-K during the nine months ended September 30, 1996.



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