Form 10QSB/A
period 1996-09-30
ELECTRIC M & R INC
filed 1996-11-27
CIK 16218

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

Part 1, Item 5


                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues from manufacturing for the nine months ended September 30, 1996, were $1,741,137 compared to $1,994,674 for the same period in 1995. This represents a decrease in Revenues of $253,537. The declines in revenue are principally in the lighting division and approximately $100,000 is due to a decrease in orders from a major customer whose retail store renovations have been cut back. The remaining decline is attributed, in management's belief, to improvements in competitors products and pricing and, in management's belief, a lack of aggressiveness on the part of the Company's sales force. In an effort to bolster its marketing efforts, the Company replaced three salespersons with new employees that it believes more fully embrace the Company's marketing philosophy.

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



                               Electric M & R Inc.
                                  Registrant


DATE 11/27/96                  /S/ GRETCHEN OSWALD
                               GRETCHEN OSWALD
                               PRESIDENT



DATE 11/27/96                  /S/ RAYMOND F. CROUSHORE
                               RAYMOND F. CROUSHORE
                               TREASURER