Form 10QSB/A
period 1996-03-31
ELECTRIC M & R INC
filed 1996-12-05
CIK 16218

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

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                       MAR. 31, 1996    DEC. 31, 1995

Current Assets
    Cash and Cash Equivalents                 $713,449           $11,790
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $4,300          373,455           141,308
      and $9,000 Respectively
    Inventories-See Number 2                   837,838           870,361
    Note Receivable-Current                        -0-             3,671
    Other Current Assets                        21,866            36,747
                                            $1,946,608        $1,063,877

Property, Plant and Equipment
    Land                                        22,484            22,484
    Buildings                                  787,936           787,936
    Machinery and Equipment                  1,402,388         1,402,388
    Furniture and Fixtures                     197,470           193,047
                                            $2,410,278        $2,405,855
    Less:  Accumulated Depreciation        (2,072,296)       (2,059,538)
                                               337,982           346,317


Other Assets
    Assets Held For Resale                     377,435           789,439
                                            $2,662,025        $2,199,633

LIABILITIES & SHAREHOLDERS' EQUITY
    Notes Payable Demand                      $136,000           $91,000
    Current Portion of Long Term Debt           28,478            29,866
    Notes Payable-Related Parties            1,071,276         1,107,890
    Accounts Payable                           253,788           183,247
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes          29,310             8,741
    Interest-Related Parties                 1,011,218         1,067,933
Other:
    Land Deposits                               12,000            12,000
    Income Tax Payable                         137,000            32,000
                                            $2,679,070        $2,532.677

Long Term Debt                                  12,229            18,082

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding        734,787           734,787
    Additional Paid in Capital               1,486,440         1,486,440
    Accumulated Deficit                    (2,250,501)       (2,572,353)
                                             ( 29,274)         (351,126)
                                            $2,662,025        $2,199,633

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 3 MONTHS ENDED MARCH 31,

                                                 1996             1995

REVENUES
    Net Sales-Manufacturing                  $590,921          $815,507
    Sales of Real Estate                      973,000               -0-
    Other Income                                4,171           (1,457)
                                           $1,568,092          $814,050

COST AND EXPENSES
    Cost of Products Sold Manufacturing      $529,145          $662,699
    Cost of Real Estate Sold                  452,530               -0-
    Selling, General and Administrative       130,264           128,504
    Interest Expense                           29,301            30,983
Total Cost and Expenses                    $1,141,240          $822,186

PROVISION FOR INCOME TAX
    Income Tax                               $105,000              $-0-


NET INCOME (LOSS)                            $321,852          ($8,136)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                          $0.44           $(0.01)


                        PROFIT PER SHARE OF COMMON STOCK

Per Share data for the three months ended March 31, 1996 and 1995, are based upon the weighted average number of shares which were 734,787 and 734,787, respectively.

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31,
                                                 1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers             $375,647          $742,148
    Cash Paid to Suppliers and Employees    (517,168)         (806,381)
    Interest Received                             -0-               -0-
    Interest Paid                            (86,016)          (15,143)
    Income Tax Paid                               -0-               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(227,537)         $(79,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate        $973,000           $69,764
    Closing Costs Paid On Real Estate Sales  (40,526)               -0-
    Payments for Capital Expenditures         (4,423)           (7,220)
    Net Cash Provided (Used) By Investing    $928,051           $62,544
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings       $75,000          $120,000
    Principal Payments on Notes Payable      (73,855)          (27,544)
    Net Cash Provided (Used) by
      Financing Activities                     $1,145           $92,456
Net Increase (Decrease) in Cash and
    Cash Equivalents                         $701,659           $75,624

Cash and Cash Equivalents at Beginning
    of Period                                  11,790             7,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $713,449           $83,087

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                   $321,852          $(8,136)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                     (232,147)          (74,715)
    Inventory                                  32,523            44,532
    Notes Receivable                            3,671               -0-
    Other Current Assets                       14,881            31,762

    Increase (Decrease) in:
    Accounts Payable                           70,541          (98,565)
    Accrued Expenses                           68,854            10,243
    Depreciation Expenses                      12,758            12,690
    Gain / Loss on Sale of Real Estate      (520,470)             2,813

Net Cash Provided (Used) by Operating
     Activities                            $(227,537)         $(79,376)

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

    4. NOTES PAYABLE

       Demand notes payable to related parties in the amounts of $1,071,276 and $1,107,890 at March 31, 1996 and December 31, 1995,
       respectively, consist of amounts due officer-shareholders of the Company, and entities under their control. These notes and amounts bear interest at prime (8.25% at March 31, 1996 and 8.50% at December 31, 1995) plus 1% with the exception of a $60,000 note payable to an officer-shareholder at 10%, and a $20,000 notes payable to an officer- shareholder at 8%. Accrued interest on these notes was $1,011,218 and $1,067,933 at March 31,1996 and December 31, 1995 respectively.

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

    7. ASSETS HELD FOR SALE

       The Company owns land in Puerto Rico that is being actively offered for sale. This land is recorded at the Company's cost, $377,435 and $557,439 at September 30, 1996 and December 31, 1995, respectively, which is estimated to be less than net realizable value, based upon an independent appraisal of the Puerto Rico land obtained February 29, 1996. There have been two Puerto Rico land sales in 1996. The cost basis allocated to each land sale is based on the parcel's relative fair value to the total fair value of the land in Puerto Rico. The company had previously allocated costs to Puerto Rico land sales in prior years using a gross profit percentage of 37% based upon management's assessment of the total gross profit of the Puerto Rican land. This change has been accounted for as a change in estimate and results in an increase in net income of $ 272,336 and an increase in earnings per share of $ 0.37. The Company made this change in estimate to more accurately reflect the allocation of the remaining land costs to their relative fair values.

       The Company owned rental property in Irwin, Pennsylvania which was being actively offered for sale. During 1996, management of the Company sold this property for $232,000.

Part 1, Item 4

                              ELECTRIC M & R INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995

    8. INCOME TAXES

       Significant components of income tax expense from continuing operations consist of the following at March 31, 1996 and 1996.



                                                  1996         1995

              Current - State                 $    -0-       $  -0-
                      - Puerto Rico           $105,000       $  -0-
                                              $105,000       $  -0-

       For Federal income tax reporting purpose, the Company has available approximately $2,400,000 of net operating loss carry forwards as of December 31, 1995. If unused, these will expire in varying amounts beginning in 1997 through 2010.

       For State income tax reporting purposes, the Company has $820,000 of net operating loss carryforwards as of December 31, 1995. If unused, these amounts will expire in varying amounts beginning in 1996 and 997.

       These losses result in a deferred tax asset which has been reduced to zero by a valuation allowance due to a trend of minimal taxable income in prior years.

    9. LITIGATION

       On June 21, 1990, the Company was awarded damages of $1,009,000 from a former employee of the Company and his related entities. The judgement was the result of a long-standing suit by the Company against the former employee and his related entities. The
       Company is currently involved in lis pendens lawsuit in order to collect the judgement. In 1992, the Company received $171,000 as settlement in a lawsuit with a financial institution related to the lawsuit against the former employee. The net proceeds were used to reduce a receivable in the amount of $44,016 with the remaining $126,984 recorded as income in 1992. The Company used the proceeds to purchase three first mortgages from the financial institution secured by three rental properties. The mortgagee of each of these properties was the former employee. The mortgagee defaulted payments on all the mortgages. The Company took possession of these properties during 1994. The properties were sold in 1995 and in 1996.

   10. COMMON STOCK

       Common stock has a stated value of $l per share. There are 2,000,000 shares authorized, and 734,787 shares issued and outstanding at March 31, 1996 and December 31, 1995.

Part 1, Item 5


                              ELECTRIC M & R INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE PERIODS ENDED MARCH 31, 1996 AND DECEMBER 31, 1995


MANAGEMENT'S DISCUSSION AND ANALYSIS

     Revenues from manufacturing for the three months ended March 31, 1996, were $590,921 compared to $815,507 for the same period in 1995. This represents a decrease in Revenues of $224,586. The declines in revenue are principally in the lighting division. Sales to major customers during the first quarter of this year are comparable to the low sales volume realized in the prior year. The decrease in this quarter is primarily due to a reduction of orders for specialty custom lighting fixtures. Management is attempting to broaden the customer base through increased selling efforts in the lighting division.

     Selling, general and administrative expenses for the quarter ended March 31, 1996 increased by approximately $1,760 from the previous year. Gross margin has declined from 19% to 10%. This is the result of the severe decline in sales volume and the resulting sales being insufficient to cover the fixed manufacturing overhead.

     Real estate sales netted a $520,470 profit. These proceeds will be used to reduce related party debt. Management believes both the terms and repayment schedule of the related party debt to be favorable to the company.

     This resulted in net income of $321,852 for the three months ended March 31, 1996, compared to a loss of ($8,136) for the 1995 period. This is an increase of $329,988.

     At March 31, 1996, the Company had negative working capital of approximately ($732,000). This is caused principally by amounts owed to related parties in excess of $2.0 million. The related parties continue to provide favorable financial assistance to the company.

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



                               Electric M & R Inc.
                                  Registrant


DATE 12/03/96                  /S/Gretchen Oswald
                               GRETCHEN OSWALD
                               PRESIDENT



DATE 12/03/96                  /S/Raymond F. Croushore
                               RAYMOND F. CROUSHORE
                               TREASURER