Form 10QSB/A
period 1996-06-30
ELECTRIC M & R INC
filed 1996-12-05
CIK 16218

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

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                    JUNE 30, 1996    DEC. 31, 1995

Current Assets
    Cash and Cash Equivalents                 $127,075           $11,790
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $4,300          281,881           141,308
    Inventories-See Number 2                   798,703           870,361
    Note Receivable-Current                        -0-             3,671
    Other Current Assets                        43,858            36,747
                                            $1,251,517        $1,063,877

Property, Plant and Equipment
    Land                                        22,484            22,484
    Buildings                                  787,936           787,936
    Machinery and Equipment                  1,402,388         1,402,388
    Furniture and Fixtures                     197,470           193,047
                                            $2,410,278        $2,405,855
    Less:  Accumulated Depreciation        (2,085,164)       (2,059,538)
                                               325,114           346,317


Other Assets
    Assets Held For Resale                     377,435           789,439

                                            $1,954,066        $2,199,633

LIABILITIES & SHAREHOLDERS' EQUITY
    Notes Payable Demand                      $    -0-           $91,000
    Current Portion of Long Term Debt           23,746            29,866
    Notes Payable-Related Parties              842,429         1,107,890
    Accounts Payable                           219,236           183,247
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes          27,662             8,741
    Interest-Related Parties                   778,587         1,067,933
Other:
    Land Deposits                               12,000            12,000
    Income Tax Payable                         130,630            32,000
                                            $2,034,290        $2,532.677

Long Term Debt                                  10,297            18,082

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding        734,787           734,787
    Additional Paid in Capital               1,486,440         1,486,440
    Accumulated Deficit                    (2,311,748)       (2,572,353)
                                              (90,521)         (351,126)
                                            $1,954,066        $2,199,633

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

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 6 MONTHS ENDED JUNE 30,

                                                 1996             1995

REVENUES
    Net Sales-Manufacturing                $1,211,166        $1,326,386
    Sales of Real Estate                      973,000             6,000
    Other Income                               10,357             4,317
                                           $2,194,523        $1,336,703


COST AND EXPENSES
    Cost of Products Sold Manufacturing    $1,062,064        $1,166,459
    Cost of Real Estate Sold                  452,530             3,780
    Selling, General and Administrative       261,412           244,594
    Interest Expense                           52,912            67,964
Total Cost and Expenses                    $1,828,918        $1,482,797

PROVISION FOR INCOME TAX
    Income Tax                               $105,000              $-0-


NET INCOME (LOSS)                            $260,605        $(146,094)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                          $ .35           $( .20)


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

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                 1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers           $1,093,814        $1,551,613
    Cash Paid to Suppliers and Employees  (1,187,586)       (1,594,802)
    Interest Received                             -0-               -0-
    Interest Paid                           (342,258)          (61,863)
    Income Tax Paid                           (6,370)               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(442,400)        $(105,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate        $973,000           $69,764
    Closing Costs Paid On Real Estate Sales  (40,526)               -0-
    Payments for Capital Expenditures         (4,423)          (13,568)
    Net Cash Provided (Used) By Investing    $928,051           $56,196
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings     $  75,000          $120,000
    Principal Payments on Notes Payable     (445,366)          (72,806)
    Net Cash Provided (Used) by
      Financing Activities                 $(370,366)         $  47,194
Net Increase (Decrease) in Cash and
    Cash Equivalents                       $  115,285         $ (1,662)

Cash and Cash Equivalents at Beginning
    of Period                                  11,790            $7,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $127,075           $ 5,801

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                   $260,605        $(146,094)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                     (140,573)           197,097
    Inventory                                  71,658            96,937
    Notes Receivable                            3,671            15,000
    Other Current Assets                      (7,111)            18,255

    Increase (Decrease) in:
    Accounts Payable                           35,989         (322,402)
    Accrued Expenses                        (171,795)             7,463
    Depreciation Expenses                      25,626            25,879
    (Gain) / Loss on Sale of Real Estate    (520,470)             2,813

Net Cash Provided (Used) by Operating
     Activities                            $(442,400)        $(105,052)

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

Real estate sales netted a $520,470 profit. These proceeds have been used to reduce related party debt. Management believes both the terms and repayment schedule of the related party debt to be favorable to the company.

This resulted in net income of $260,605 for the six months ended June 30, 1996, compared to a loss of ($146,094) for the 1995 period. This is an increase of $406,699.

At June 30, 1996, the Company had negative working capital of approximately ($782,773). This is caused principally by amounts owed to related parties in excess of $1.6 million. The related parties continue to provide favorable financial assistance to the company.

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