Form 10QSB/A
period 1996-09-30
ELECTRIC M & R INC
filed 1996-12-05
CIK 16218

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

Part 1, Item l
                              ELECTRIC M & R INC.
                                 BALANCE SHEET
                                   Unaudited

ASSETS                                       SEPT.30, 1996    DEC. 31, 1995

Current Assets
    Cash and Cash Equivalents                 $74,138           $11,790
    Accounts Receivable-Net Allowance
      for Doubtful Accounts of $4,300         272,658           141,308
    Inventories-See Number 2                  837,570           870,361
    Note Receivable-Current                       -0-             3,671
    Other Current Assets                       36,778            36,747
                                           $1,221,144        $1,063,877

Property, Plant and Equipment
    Land                                       22,484            22,484
    Buildings                                 787,936           787,936
    Machinery and Equipment                 1,404,138         1,402,388
    Furniture and Fixtures                    199,874           193,047
                                           $2,414,432        $2,405,855
    Less:  Accumulated Depreciation        (2,098,232)       (2,059,538)
                                              316,200           346,317


Other Assets
    Assets Held For Resale                    377,435           789,439

                                           $1,914,779        $2,199,633

LIABILITIES & SHAREHOLDERS' EQUITY
    Notes Payable Demand                     $    -0-           $91,000
    Current Portion of Long Term Debt          18,128            29,866
    Notes Payable-Related Parties             836,581         1,107,890
    Accounts Payable                          252,491           183,247
Accrued Expenses:
    Salaries, Wages, Vacations & Taxes         24,160             8,741
    Interest-Related Parties                  781,998         1,067,933
Other:
    Land Deposits                              18,000            12,000
    Income Tax Payable                            -0-            32,000
                                           $1,931,358        $2,532.677

Long Term Debt                                  7,648            18,082

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock, $1.00 Par Value;
    2,000,000 Shares Authorized;
    734,783 Shares Issued & Outstanding       734,787           734,787
    Additional Paid in Capital              1,486,440         1,486,440
    Accumulated Deficit                    (2,245,454)       (2,572,353)
                                             ( 24,227)         (351,126)
                                           $1,914,779        $2,199,633

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

Part 1, Item 2



                              ELECTRIC M & R INC.
                            STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                                   UNAUDITED

PROFIT AND LOSS INFORMATION        FOR THE 9 MONTHS ENDED SEPTEMBER 30,

                                                1996             1995

REVENUES
    Net Sales-Manufacturing               $1,741,137        $1,994,674
    Sales of Real Estate                     973,000               -0-
    Other Income                              16,103            (3,632)
                                          $2,730,240        $1,991,042

COST AND EXPENSES
    Cost of Products Sold Manufacturing   $1,516,058        $1,672,019
    Cost of Real Estate Sold                 452,530             5,040
    Selling, General and Administrative      393,489           361,653
    Interest Expense                          73,264           101,816
Total Cost and Expenses                   $2,435,341        $2,140,528

PROVISION FOR INCOME TAX
    Income Tax                              $(32,000)             $-0-


NET INCOME (LOSS)                           $326,899         $(149,486)

NET INCOME PER SHARE OF COMMON STOCK
(Based on 734,787 and 734,787 shares of common
    stock outstanding)                         $ .44            $( .20)


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

Part 1, Item 3                ELECTRIC M & R INC.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                   UNAUDITED

            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers          $1,638,754        $2,252,473
    Cash Paid to Suppliers and Employees  (1,762,623)       (2,144,964)
    Interest Paid                           (359,199)         (121,485)
    Income Tax Paid                              -0-               -0-
    Net Cash Provided (Used) by Operating
     Activities                            $(483,068)         $(13,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Real Estate       $973,000           $71,764
    Closing Costs Paid On Real Estate Sales  (40,526)          (41,156)
    Deposits Received On Real Estate Sales     6,000               -0-
    Payments for Capital Expenditures         (8,577)              -0-
    Net Cash Provided (Used) By Investing   $929,897           $30,608
      Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Additional Borrowings    $  75,000          $143,000
    Principal Payments on Notes Payable     (459,481)         (157,831)
    Net Cash Provided (Used) by
      Financing Activities                 $(384,481)        $ (14,831)
Net Increase (Decrease) in Cash and
    Cash Equivalents                      $   62,348           $ 1,801

Cash and Cash Equivalents at Beginning
    of Period                                 11,790            $7,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $74,138           $ 9,264

                    RECONCILIATION OF NET INCOME TO NET CASH
                    PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                  $326,899         $(149,486)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    (Increase) Decrease in:
    Accounts Receivable                     (131,350)          208,969
    Inventory                                 32,791            (2,671)
    Notes Receivable                           3,671            49,649
    Other Current Assets                       (  31)           53,155

    Increase (Decrease) in:
    Accounts Payable                          69,244          (211,129)
    Accrued Expenses                        (302,516)           (8,263)
    Depreciation Expenses                     38,694            42,987
    (Gain) / Loss on Sale of Real Estate    (520,470)            2,813

Net Cash Provided (Used) by Operating
     Activities                            $(483,068)         $(13,976)

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

This resulted in net income of $326,899 for the nine months ended
September 30, 1996, compared to a loss of ($149,486) for the 1995 period.This is an increase of $476,385.

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



                               Electric M & R Inc.
                                  Registrant


DATE 12/03/96                  /S/ GRETCHEN OSWALD
                               GRETCHEN OSWALD
                               PRESIDENT



DATE 12/03/96                  /S/ RAYMOND F. CROUSHORE
                               RAYMOND F. CROUSHORE
                               TREASURER