Form 10QSB/A
period 1996-03-31
ELECTRIC M & R INC
filed 1996-12-06
CIK 16218

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

                              ELECTRIC M & R INC.
                               OTHER INFORMATION
                      FOR THE PERIOD ENDED MARCH 31, 1996



EXHIBITS AND REPORT OF FORM 8-K

     No event occurred that required the registrant to file form 8-K during the three months ended March 31, 1996.

     EXHIBIT 18 - Accountants Letter of Preferability


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Electric M & R Inc.
                                  Registrant


DATE 12/05/96                  /S/Gretchen Oswald
                               GRETCHEN OSWALD
                               PRESIDENT



DATE 12/05/96                  /S/Raymond F. Croushore
                               RAYMOND F. CROUSHORE
                               TREASURER